Form 10-Q
period 2000-09-30
TRENWICK GROUP LTD
filed 2000-11-17
CIK 1122211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .
                     -------------      ----------------
                         Commission file number 1-16089


                               TRENWICK GROUP LTD.

             (Exact name of registrant as specified in its charter)

                                  -------------
         Bermuda                                                 98-0232340
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     Continental Building, 25 Church Street
                             Hamilton HM12, Bermuda
               (Address of principal executive offices) (zip code)
                                  -------------

Registrant's telephone number, including area code: 441-292-4985

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Description of Class                                 Shares Outstanding
                                                       as of  November 13, 2000
  ---------------------                                ------------------------
Common Shares - $.10 par value                                36,668,594

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                           Page
    ITEM 1.      Unaudited Consolidated Financial Statements
                Consolidated Balance Sheet
                 September 30, 2000 and December 31,1999..................... 3

                 Consolidated Statement of Operations and Comprehensive
                 Income Three Months and Nine Months ended
                 September 30, 2000 and 1999................................. 4

                 Consolidated Statement of Changes in Common
                 Shareholders' Equity Three Months and
                 Nine Months ended September 30, 2000 and 1999............... 5

                 Consolidated Statement of Cash Flows
                 Nine Months ended September 30, 2000 and 1999............... 6

                 Notes to Unaudited Consolidated Financial Statements........ 7

    ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................20


                           PART II - OTHER INFORMATION

    ITEM 6.      Exhibits and Reports on Form 8-K............................41

    Signatures...............................................................43

Part I. Financial Information
Item 1 - Financial Statements

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
                (Expressed in thousands of United States dollars)
                                    Unaudited
                                                                               September 30,      December 31,
                                                                                    2000               1999
                                                                               --------------    ---------------

Assets:Debt securities available for sale, at fair value
  (amortized cost: $1,742,294 and $549,553)                                      $1,738,500         $539,727
Equity securities available for sale, at fair value (cost: $117,843 and $0)         117,843                -
Investments held by Lloyd's syndicates                                              163,915                -
                                                                                 ------------       ----------
   Total investments                                                              2,020,258          539,727
Cash and cash equivalents                                                           122,286           19,864
Cash and cash equivalents held by Lloyd's syndicates                                 75,992                -
Accrued investment income                                                            33,892           12,215
Premiums in the course of collection                                                502,329           78,424
Reinsurance recoverable balances, net                                               723,359           17,776
Prepaid reinsurance premiums                                                        142,643           11,137
Deferred policy acquisition costs                                                    96,790            8,470
Deposits                                                                             21,222           32,742
Net deferred income taxes                                                           123,124                -
Other assets                                                                        150,443            5,813
                                                                                 ------------       ----------
        Total assets                                                             $4,012,338         $726,168
                                                                                 ============       ==========
Liabilities:
Unpaid claims and claims expenses                                                $2,253,360         $190,352
Unearned premium income                                                             499,129           49,895
Indebtedness                                                                        266,944                -
Other liabilities                                                                   198,535           37,055
                                                                                 ------------       ----------
Total liabilities                                                                 3,217,968          277,302
                                                                                 ------------       ----------
Minority interest:
Subsidiary company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely
  junior subordinated debentures of U.S. subsidiary                                  86,900                -
Minority interest in preferred shares of Bermuda subsidiary                          75,000           75,000
Minority interest in common shares of Bermuda subsidiary                                  -           86,906
                                                                                 ------------       ----------
Total minority interest                                                             161,900          161,906
                                                                                 ------------       ----------

Common shareholders' equity:
Common shares, $0.10 par value; 36,668,594 and
  15,603,262 shares issued and outstanding                                            3,667            1,560
Additional paid in capital                                                          574,748          235,349
Deferred compensation under share award plan                                           (310)            (447)
Retained earnings                                                                    58,159           58,040
Accumulated other comprehensive income (loss)                                        (3,794)          (7,542)
                                                                                 ------------       ----------
Total common shareholders' equity                                                   632,470          286,960
                                                                                 ------------       ----------
Total liabilities, minority interest and common shareholders' equity             $4,012,338         $726,168
                                                                                 ============       ==========

        The accompanying notes are an integral part of these statements.


                               Trenwick Group Ltd.
                    Consolidated Statement of Operations and
             Comprehensive Income (Expressed in thousands of United
                States dollars, except share and per share data)
                                    Unaudited


                                                                    Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                -----------------------------      --------------------------------
                                                                     2000              1999             2000              1999
                                                                -------------      ----------      ------------      ------------
Net premiums earned                                                 $26,751          $21,362           $82,739           $91,486
Net investment income                                                 9,591            8,530            27,778            25,893
Net realized investment gains (losses)                                  270          (1,127)           (1,916)           (1,577)
Foreign currency gains (losses)                                       (426)              218              (53)             (335)
                                                                -------------      ----------      ------------      ------------
Total revenues                                                       36,186           28,983           108,548           115,467
                                                                -------------      ----------      ------------      ------------
Expenses:
Claims and claims expenses incurred                                  15,924           25,568            69,190           100,561
Policy acquisition costs                                              5,621            3,409            16,269            14,496
Underwriting expenses                                                 3,264            3,467            10,387            10,981
General and administrative expenses                                     424              437             3,293               717
Interest expense and dividends on preferred
   stock of subsidiary                                                1,945            2,012             5,838             6,172
                                                                -------------      ----------      ------------      ------------
Total expenses                                                       27,178           34,893           104,977           132,927
                                                                -------------      ----------      ------------      ------------
Income (loss) before other minority interest
   and income taxes                                                   9,008          (5,910)             3,571          (17,460)
Minority interest in net income (loss) of subsidiary                  2,097          (1,034)               839           (4,059)
                                                                -------------      ----------      ------------      ------------
Income (loss) before income taxes                                     6,911          (4,876)             2,732          (13,401)
Income taxes                                                              -                -                 -                 -
                                                                -------------      ----------      ------------      ------------
Net income (loss)                                                    $6,911         $(4,876)            $2,732         $(13,401)
                                                                =============      ==========      ============      ============
Basic and diluted earning (loss) per share                            $0.44          $(0.31)             $0.17           $(0.85)
                                                                =============      ==========      ============      ============
Comprehensive income (loss):
Net income (loss)                                                    $6,911         $(4,876)            $2,732         $(13,401)
                                                                -------------      ----------      ------------      ------------
Other comprehensive income (loss):
   Unrealized investment gains (losses)                               3,819            (393)             3,149          (13,159)
   Less: reclassification adjustments for losses
     (gains) included in net income (loss)                            (206)              865             1,466             1,210
                                                                -------------      ----------      ------------      ------------
Total other comprehensive income (loss)                               3,613              472             4,615          (11,949)
                                                                -------------      ----------      ------------      ------------
Comprehensive income (loss)                                         $10,524         $(4,404)            $7,347         $(25,350)
                                                                =============      ==========      ============      ============

        The accompanying notes are an integral part of these statements.



                               Trenwick Group Ltd.
        Consolidated Statement of Changes in Common Shareholders' Equity
                (Expressed in thousands of United States dollars)
                                    Unaudited

                                                                         Three Months Ended                Nine Months Ended
                                                                           September 30,                     September 30,
                                                                   -------------------------------    ----------------------------
                                                                       2000              1999            2000            1999
                                                                   --------------    -------------    ------------    ------------
Common shareholders' equity, beginning of period                        $281,579         $311,804        $286,960        $349,567

Common shares, $0.10 par value,
   and additional paid in capital:
Issuance of 1,120;  3,065;  21,532 and 13,450  shares
 of LaSalle Re Holdings for cash under employee
   stock purchase plan                                                        13               52             247             224
Issuance of 0; 3,643; 653 and 58,643 shares of LaSalle
   Re Holdings under employee compensation plan                                -               64               7             865
Compensation expense recognized under
   employee program                                                          200                -             243               -
Exercise of options to acquire shares of
   LaSalle Re Holdings                                                         8                -               8               -
Exercise of options to acquire shares of subsidiary                          105                -             105               -
Purchase of 253,000 shares from minority interest                              -                -               -          (3,275)
Equity put option premiums, net of minority interest                        (316)           (1,420)          (631)         (1,420)
Change in minority interest                                                 (925)              253            (684)             -
Issuance of 4,797,649 shares to acquire
   minority interest in subsidiary                                        78,171                -          78,171               -
Issuance of 16,236,551 shares to acquire
   Trenwick Group Inc.                                                   270,980                -          270,980              -
Acquisition costs                                                         (6,940)                -          (6,940)             -

Deferred compensation under share award plan:
Restricted common shares awarded                                               -                -               -            (659)
Compensation expense recognized,
   net of minority interest                                                   68              143             208             143
Change in minority interest                                                    2                -               2               -
Acquisition of minority interest                                             (73)                -            (73)              -

Retained earnings:
Net income (loss)                                                          6,911           (4,876)           2,732        (13,401)
Dividends on common shares of LaSalle Re Holdings                              -                -               -         (11,711)
Repurchase of exercised share options in subsidiary                          (42)               -             (41)              -
Repurchase of options to acquire shares of subsidiary                          -                -          (2,396)             (1)
Change in minority interest                                                  (16)              705           (176)         (1,186)

Accumulated other comprehensive income:
Unrealized gain (loss) in period, net of minority interest                 3,613              472           4,615         (11,949)
Change in minority interest                                                   23                -              24               -
Acquisition of minority interest                                            (891)               -            (891)              -
                                                                   --------------    -------------    ------------    ------------
Common shareholders' equity, end of period                              $632,470         $307,197        $632,470        $307,197
                                                                   ==============    =============    ============    ============

        The accompanying notes are an integral part of these statements.


                               Trenwick Group Ltd.
                      Consolidated Statement of Cash Flows
                (Expressed in thousands of United States dollars)
                                    Unaudited

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                          2000                  1999
                                                                    ---------------      -----------------
Cash flows from operating activities:
Net income (loss)                                                         $2,732              $ (13,401)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
      Amortization of premium on investments, net                           (879)                   (34)
      Net realized investment losses                                        1,916                 1,577
      Unrealized loss (gain) on foreign exchange                           (1,220)                  203
      Minority interest in net income of subsidiaries                       5,761                   863
Changes in assets and liabilities, net of effect from
   purchase of subsidiary:
     Accrued investment income                                               587                  1,910
     Premiums in the course of collection                                (16,780)               (26,256)
     Reinsurance recoverable balances                                     10,395                 (9,100)
     Prepaid reinsurance premiums                                         (6,545)               (11,408)
     Deferred policy acquisition costs                                    (2,921)                (1,780)
     Other assets                                                          3,013                 (1,993)
     Unpaid claims and claims expenses                                   (11,777)                45,942
     Unearned premium income                                              15,933                 19,915
     Other liabilities                                                     5,958                 16,282

                                                                    ---------------      -----------------
Cash provided by operating activities                                      6,173                 22,720
                                                                    ---------------      -----------------
Cash flows from investing activities:

Purchases of debt securities                                           (206,856)              (215,297)
Sales of debt securities                                                 197,979                226,903
Cash acquired in purchase of subsidiary                                  188,917                      -

                                                                    ---------------      -----------------
Cash provided by investing activities                                    180,040                 11,606
                                                                    ---------------      -----------------
Cash flows from financing activities:

Issuance of shares                                                         1,124                    721
Dividends paid on preferred shares of LaSalle Re Holdings                 (4,922)                (4,922)
Dividends paid on common shares of LaSalle Re Holdings                         -                (22,853)
Share and option repurchases                                              (3,176)                      -
Equity put option premium                                                   (825)                (1,850)

                                                                    ---------------      -----------------
Cash applied to financing activities                                      (7,799)               (28,904)
                                                                    ---------------      -----------------
Change in cash and cash equivalents                                      178,414                  5,422

Cash and cash equivalents, beginning of period                            19,864                 10,503

                                                                    ---------------      -----------------
Cash and cash equivalents, end of period                                $198,278                $15,925
                                                                    ===============      =================


        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.

              Notes to Unaudited Consolidated Financial Statements

1.       Organization and Summary of Significant Accounting Policies

     Organization

     Trenwick Group Ltd. ("Trenwick" or the "Company"), is a Bermuda holding company whose principal subsidiaries underwrite insurance and reinsurance. Trenwick's principal operating subsidiaries as of September 30, 2000 include LaSalle Re Limited ("LaSalle Re"), Trenwick International Limited ("Trenwick International"), Chartwell Managing Agents ("CMA"), Trenwick America Reinsurance Corporation ("Trenwick America Re"), Chartwell Insurance Company ("Chartwell Insurance"), The Insurance Corporation of New York ("INSCORP") and Dakota Specialty Insurance Company ("Dakota").

     Trenwick was not a public company prior to September 27, 2000. On September 27, 2000, Trenwick Group Inc., LaSalle Re Holdings Limited, LaSalle Re and Trenwick completed a business combination in which shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re exchanged their shares on a one-for-one basis for newly-issued shares of Trenwick. LaSalle Re Holdings Limited has been determined to be the accounting acquiror in the business combination, and as such the financial statements reflect the historical results of operations of LaSalle Re Holdings Limited and the combined balance sheet of Trenwick Group Inc. and LaSalle Re Holdings Limited.

     LaSalle Re, located in Hamilton, Bermuda, primarily writes property catastrophe reinsurance on a worldwide basis.

     Trenwick International, located and domiciled in London, England, underwrites specialty insurance and reinsurance of risks primarily located outside the U.S. Trenwick International is authorized to write insurance in over 30 countries and participates in the London market for worldwide reinsurance.

     CMA is a managing agency at Lloyd's and manages three Lloyd's syndicates for the 2000 year of account. CMA is domiciled in England and, as a Lloyd's managing general agent, is subject to regulation and supervision by the Council of Lloyd's. Trenwick, through corporate subsidiaries, participates in the underwriting of Lloyd's syndicates managed by CMA by providing funds at Lloyd's, primarily in the form of letters of credit supporting underwriting capacity. The Lloyd's syndicates in which Trenwick participates underwrite aviation, marine and non-marine risks.

     Trenwick America Re, located in Stamford, Connecticut, reinsures property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re underwrites treaty reinsurance. Trenwick America Re is domiciled in Connecticut and is licensed, authorized or approved to write reinsurance in all 50 states and the District of Columbia.

     Chartwell Insurance, located in Stamford, Connecticut, underwrote treaty reinsurance for casualty, property, marine and aviation risks prior to its acquisition by Trenwick Group Inc. Chartwell Insurance will be used by the Company to underwrite primary insurance in the future. Chartwell Insurance is domiciled in Connecticut and is licensed, authorized or approved to write insurance in 29 states and the District of Columbia.

     INSCORP, located in Jericho, New York, is a primary insurance company that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. INSCORP is domiciled in New York and is licensed, authorized or approved to transact business in all 50 states, the District of Columbia and Canada.

     Dakota, located in Stamford, Connecticut, is an approved surplus lines insurer. It is licensed, authorized or approved to write insurance on a surplus lines basis in 34 states and the District of Columbia.

     Basis of Presentation

     The interim consolidated financial statements include those of Trenwick and its subsidiaries and have been prepared in conformity with generally accepted accounting principles in the U.S. applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 2000 presentation.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1999 audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Limited for the fiscal year ended September 30, 1999.

     Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of significant accounting policies.

     Investments and Cash Equivalents

     Trenwick has classified all of its debt and equity securities as "available for sale" and reported them at fair value with net unrealized gains and losses included in other comprehensive income, net of related deferred income taxes. The fair value of debt and equity securities is estimated using quoted market prices or broker dealer quotes. Cash equivalents represent investments with maturities at date of purchase of three months or less and are carried at cost which approximates fair value.

     Investments in companies in which the Company has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method. In addition, limited partnerships in which the Company holds greater than 3% interest are accounted for under the equity method.

     Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. Investment income consisting of dividends and interest, net of investment expenses, is recognized in income when earned. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments on mortgage-backed and asset-backed securities. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security and that adjustment is included in net investment income.

     Revenues

     Insurance and reinsurance premiums are earned (net of reinsurance ceded) on a pro-rata basis over the related contract period. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year-end. Such reserves are computed by pro-rata methods for direct business and are established based on reports received from ceding companies for reinsurance. Premiums on contracts are accrued on an estimated basis throughout the term of such contracts. These estimates may change in the near term. Retrospectively rated and other experience rated reinsurance contracts are estimated and accrued for based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.

     Deposits

     Reinsurance contracts that do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

     Policy Acquisition Costs

     Policy acquisition costs are stated net of policy acquisition costs ceded and primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with, and are primarily related to, the acquisition of business and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

     Reserve for Unpaid Claims and Claims Expenses

     Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on the Company's historical claims experience and an actuarial evaluation of expected claims experience. Insurance liabilities are based on estimates and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

     Income Taxes

     Income taxes are provided based on income reported in the financial statements. Deferred income taxes are provided based on an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Premises and Equipment

     Premises and equipment, including leasehold improvements, are included in other assets in the accompanying consolidated balance sheet and are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives.

     Foreign Exchange

     The assets and liabilities of foreign operations whose functional currency is other than the U.S. dollar are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses of foreign operations are translated at the average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is recorded as a cumulative translation adjustment in accumulated other comprehensive income within common shareholders' equity. Investments denominated in foreign currencies are translated into the U.S dollar using the rate of exchange at the balance sheet date and unrealized gains and losses on translation, net of applicable deferred income taxes, are recorded to other comprehensive income. Foreign currency transaction gains and losses are included in income.

     Accounting for Derivative Instruments and Hedging Activities

     Effective  January 1, 2001,  Trenwick  expects to adopt the new  accounting standard, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. The Company is reviewing the impact of the implementation of the standard on its financial statements. Because the Company has no significant derivative instruments or hedging activities, management believes the impact will not be material.

2.   Acquisitions

     On September 27, 2000 the Company, Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re completed a business combination (the "Business Combination"). Under the terms of the Business Combination, the common shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re exchanged their shares on a one-for-one basis for shares in the Company. The Business Combination was accounted for as a purchase of Trenwick Group Inc. and the outstanding minority interest of LaSalle Re by LaSalle Re Holdings Limited.

     The Company is a newly formed Bermuda holding company that now has five principal operating units. Trenwick America Re provides reinsurance to U.S. insurance companies for property and casualty risks. Trenwick International underwrites treaty and facultative reinsurance as well as specialty insurance on a worldwide basis. LaSalle Re is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe coverage. Canterbury Financial Group underwrites specialty property and casualty primary insurance programs through managing general agents. Chartwell Managing Agents manages three underwriting syndicates at Lloyds.

     Described below is the purchase price of the business combination and the related fair value of assets acquired (in thousands, except share and per share data).

  Trenwick's outstanding shares                                    16,236,551
  LaSalle Re Minority shares                                        4,797,649
  Trenwick's average price per common share                             15.76
  Total consideration for common shares                              $331,499
  Total consideration for stock options                                 9,748
  Acquisition costs                                                     6,940
  Total purchase price                                                348,187
  Less: Fair value of assets acquired
           Trenwick                                                  (237,804)
            LaSalle Re minority interest                              (89,403)
  Goodwill                                                            $20,980

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimate fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets of $20,980,0000 million has been recorded as goodwill, which is being amortized on a straight line basis over 25 years.

     All assets and liabilities of Trenwick Group Inc. are consolidated in the balance sheet as of September 27, 2000 and the operating results are included commencing September 28, 2000.

     The following unaudited pro forma consolidated results of operations for the nine month period ended September 30, 2000 and September 30, 1999 assumes the acquisition had taken place on January 1, of each period (in thousands except per share data).


                                                                  9/30/00           9/30/99
                                                              ----------------    -------------
Net premiums earned                                               $559,202            $275,133
Total revenue                                                      677,468             341,937
Income (loss) before extraordinary items                           (48,448)            (26,748)
Net income (loss)                                                  (49,273)            (26,748)
Basic earnings (loss) per common share                              $(1.36)             $(0.87)
Diluted earnings (loss) per common share                            $(1.36)             $(0.87)

     The above unaudited pro-forma financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future results of operations.

3.   Long-term Debt

     Senior Notes

     On March 27, 1998 Trenwick Group Inc., completed a private offering of $75,000,000 aggregate principal amount of 6.70% Senior Notes due April 1, 2003 (the "Senior Notes"). In conjunction with the Business Combination and related reorganization described in Note 1, Trenwick America Corporation, a wholly-owned subsidiary of Trenwick Group Inc. ("Trenwick America"), assumed the obligations of Trenwick Group Inc. under the Senior Notes effective September 27, 2000. Interest is payable semi-annually on April 1 and October 1 of each year, which commenced on October 1, 1998. The Senior Notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Under the terms of the Senior Notes, Trenwick America is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

     Mandatorily Redeemable Preferred Capital Securities

     On January 28, 1997, Trenwick Group Inc. purchased all of the outstanding common securities ("Common Securities") of Trenwick Capital Trust I, a Delaware statutory business trust (the "Trust"), at par value of $3,403,000. The Trust then issued $110,000,000 of 8.82% Subordinated Capital Income Securities ("Capital Securities") through a private placement. The Trust invested the proceeds from the Common Securities and Capital Securities in 8.82% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") that were issued by Trenwick Group Inc. and have an aggregate principal amount of $113,403,000. In connection with the Business Combination and related reorganization described in Note 1, Trenwick America acquired the common securities of the Trust from Trenwick Group Inc. and assumed the obligations under the Junior Subordinated Debentures.

     The Trust was formed for the sole purpose of issuing the Capital Securities and the Common Securities, investing the proceeds thereof in the Junior Subordinated Debentures and making distributions to the holders of the Capital Securities. The capital securities mature on February 1, 2037; require preferential cumulative cash distributions at an annual rate of 8.82%, payable semi-annually on February 1 and August 1 (beginning August 1, 1997) from the payment of interest on the Junior Subordinated Debentures; and are guaranteed by Trenwick America, within certain limits, as to the payment of distributions and liquidation or redemption payments. They are subject to mandatory redemption; (i) in whole but not in part at maturity, upon repayment of the Junior Subordinated Debentures, at a redemption price equal to the greater of the principal amount plus accrued and unpaid interest; (ii) in whole but not in part at any time, contemporaneously with the optional prepayment of the Junior Subordinated Debentures upon the occurrence and continuation of certain events, at a redemption price equal to the greater of the principal amount or the present value of principal and interest payable to February 1, 2007, plus accrued and unpaid interest and possible additional sums; and (iii) in whole or in part, after February 1, 2007, contemporaneously with the optional prepayment of the Junior Subordinated Debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest and possible additional sums. Upon the occurrence and continuation of an event of default with respect to the Junior Subordinated Debentures, the Capital Securities shall have a preference over the Common Securities. Upon the occurrence of an event of default with respect to the Junior Subordinated Debentures which is attributable to Trenwick America's failure to make required payments or with respect to Trenwick America's guarantee, the holders of the Capital Securities may institute a direct action against Trenwick America. In accordance with their terms, the Capital Securities were subsequently exchanged for fully registered Capital Securities, which are not subject to restrictions on transfer.

     Senior Credit Facilities

     On September 27, 2000, Trenwick America and Trenwick Holdings Limited, the parent holding company of Trenwick International ("Trenwick Holdings"), entered into an amended and restated $490,000,000 credit agreement with various lending institutions, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (the "Credit Facility"). In conjunction with the Business Combination, the Credit Facility was amended and restated to provide for Trenwick America to be the primary obligor with respect to the revolving credit facility and for its sister company in the United Kingdom, Trenwick Holdings to be the primary obligor with respect to the letter of credit facility. Trenwick America is a guarantor of Trenwick Holdings' obligations under the Credit Facility and Trenwick is a guarantor of both Trenwick America and Trenwick Holdings' obligations under the Credit
     Facility. LaSalle Re Holdings Limited is a guarantor of Trenwick's obligations under the Credit Facility.

     The Credit Facility provides for a $260,000,000, 364 day revolving credit facility with an option to pay any outstanding borrowings over the four years following the expiration of the 364 day period. In addition, the Credit Facility provides for a $230,000,000 five year, Lloyd's letter of credit facility. The applicable interest rate on borrowings under the Credit Facility is currently 1.3% above the London Interbank Offered Rate or The Chase Manhattan Bank prime commercial lending rate. At the end of the revolving period, all outstanding revolving loans will, at the option of Trenwick America, convert to a four-year term loan facility, subject to scheduled principal amortization over the four-year period in accordance with the following schedule:

                    Repayment Date                       Percentage to be Repaid
                    --------------                       -----------------------
                    June 30, 2002                                    10.0%
                    December 31, 2002                                12.5%
                    June 30, 2003                                    12.5%
                    December 31, 2003                                15.0%
                    June 30, 2004                                    15.0%
                    December 31, 2004                                17.5%
                    September 27, 2005                               17.5%

     In addition, Trenwick America is obligated under the Credit Facility to repay a portion or all of the revolving credit facility or term loan facility in the event of equity issuances, asset sales and debt issuances by Trenwick Group Ltd. or its subsidiaries. As of September 30, 2000, Trenwick America had approximately $157,214,000 of revolving loans outstanding, the proceeds of which were used to retire a prior syndicated debt facility.

     The letter of credit portion of the Credit Facility of $230,000,000 is available in U.S. Dollars or Pounds Sterling and may only be issued for the account of Lloyd's to support the syndicate participations of Trenwick's subsidiaries. The unsecured letters of credit are in force for five years. An interest rate margin, which is currently 1.3%, is charged on an annual basis on the utilized portion of the facility, which is currently $215,200,000. A commitment fee, which is currently .25%, is charged on the unused portion of the letter of credit portion of the Credit Facility.

     The Credit Facility contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus and tangible net worth. As of September 30, 2000, the Company is in compliance with the Credit Facility covenants.

     Contingent Interest Notes

     In conjunction with the 1999 acquisition of Chartwell Re Corporation ("Chartwell"), Trenwick Group Inc. assumed all of the obligations under the Contingent Interest Notes due June 30, 2006 (the "CI Notes"), which were originally issued by Piedmont Management Company Inc. ("Piedmont"), INSCORP's former parent, to its stockholders just prior to its acquisition by Chartwell in 1995. In conjunction with the Business Combination, Trenwick America assumed the obligations of Trenwick Group Inc. under the CI Notes effective September 27, 2000.

     The CI Notes were issued immediately prior to Chartwell's acquisition of Piedmont to protect Chartwell against the possibility of adverse development of INSCORP's reserves for losses and loss adjustment expenses and long-tail casualty exposures. The CI Notes were issued in an aggregate principal amount of $1,000,000, with principal accruing interest at a rate of 8% per annum, compounded annually. Such interest will not be payable until maturity or earlier redemption of the CI Notes. In addition, the CI Notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10,000,000 up to $55,000,000 in contingent interest. Settlement of the CI Notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of the Company's common stock. The CI Notes mature on June 30, 2006.

     At September 30, 2000, the CI Notes are recorded at the present value of the amount which is reasonably determined to be payable at maturity. The Company believes that INSCORP's reserves for loss and loss adjustment expenses as of September 30, 2000 are an appropriate estimate of projected ultimate losses and loss adjustment expenses to be paid and therefore, at this time, the amount of contingent interest on the CI Notes presently expected to be paid at maturity is $51,771,000. The CI Notes contain covenants, which relate to the maintenance of certain records and limitations on certain indebtedness. As of September 30, 2000 the Company is in compliance with those covenants.

     Future minimum payments on long term debt as of September 30, 2000, assuming repayment in full of the revolving credit portion of the Credit Facility at the end of its one year term, are as follows (in thousands):

          2001.................................................   $157,214
          2002.................................................      3,350
          2003.................................................     75,000
          2006.................................................     51,771
                                                                ------------
          Total................................................   $287,335
                                                                ============

     Restrictions on Certain Payments within Trenwick

     Because  Trenwick's  operations  are  conducted   through   its   operating
     subsidiaries,Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with approval of one or more extraordinary dividends from Trenwick's operating subsidiaries, will provide Trenwick with sufficient liquidity to meet its operating needs in the short term (over the next 12 months).

4.   Commitments and Contingencies

     Letters of Credit

     INSCORP has a $2,802,000 letter of credit to support the participation in Riverside Underwriters, plc. This standby letter of credit is in force for five years, and provides capital to participate in certain Lloyd's syndicates for the 1996 to 2000 underwriting years of account.

     Letters of credit are also provided to support the Company's domestic and international reinsurance operations. Total letters of credit outstanding to support reinsurance operations as of September 30, 2000 is $2,000,000.

     Limited Partnership Investment

     Chartwell Insurance has committed to invest $15,000,000 in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. The Company contributed a total of $13,508,000 to this fund as of September 30, 2000.

     Operating Lease Agreements

     Trenwick leases office space under non-cancelable operating leases which expire at various dates through 2015. Trenwick's future minimum lease commitments as of September 30, 2000 are as follows:

       2001.................................................     $3,805,829
       2002.................................................      3,608,298
       2003.................................................      3,675,239
       2004.................................................      3,692,317
       2005.................................................      4,129,541
       2006 and thereafter..................................     11,982,962

     Total office rent expense for the nine months ended September 30, 2000 and 1999 is $459,000 and $397,000, respectively.

     Litigation

     The Company is party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or results of operations or cash flows. The Company's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to the Company's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

5.   Reinsurance

     Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and other large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations.

     The effects of reinsurance on premiums written and earned are as follows (in thousands):

                                                                             Nine Months               Nine Months
                       Three Months Ended       Three Months Ended              Ended                     Ended
                       September 30, 2000       September 30, 1999        September 30, 2000        September 30, 1999
                       ------------------       ------------------        ------------------        ------------------

                      Written      Earned      Written      Earned       Written      Earned       Written      Earned
                      -------      ------      -------      ------       -------      ------       -------      ------
Assumed                $25,321     $35,285      $17,766     $28,083      $122,567     $106,634     $127,199     $107,285

Ceded                   (9,053)     (8,534)      (1,182)     (6,721)      (30,440)     (23,895)     (27,207)     (15,799)
                        -------     -------      ------      ------       --------     --------     -------      -------

Net Premiums            16,268      26,751       16,584      21,362        92,127       82,739       99,992       91,486
                        ======      ======       ======      ======        ======       ======       ======       ======


6.   Share Capital and Additional Paid-in Capital

     The authorized share capital of the Company is 150,000,000 shares of par value $.10 each. This aggregate figure includes both common and preferred shares.

     Common Shares and Preferred Shares

     As of September 30, 2000, the Company had outstanding 36,668,594 issued and fully paid common shares and no preferred shares. As of September 30, 2000, the Company's share capital was $3,667,000 and additional paid in capital was $574,748,000.

     Catastrophe Equity Put

     On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut enables Trenwick to raise up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by Trenwick at any time over the five years following their issue. In addition, the option writers can convert their preferred shares into common shares of Trenwick at any time after they have been outstanding for five years. Conversion is at the greater of the book value of Trenwick at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. Trenwick is obligated to pay a net option premium of $1.9 million per annum. The net option premium is charged to additional paid in capital, net of the minority's interest of $0.4 million.

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted weighted average shares:

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                       ------------------------------    ------------------------------
                                                            2000             1999             2000             1999
                                                       -------------    -------------    -------------    -------------
Income available to common shareholders (in
thousands):
Net income (loss) basic                                 $     6,911      $    (4,876)     $     2,732       $  (13,401)
Minority interest in net income of subsidiary
   (when dilutive)                                            2,097                -              839                -
                                                        -----------      ------------     -----------       -----------
                                                        $     9,008      $    (4,876)     $     3,571       $  (13,401)
                                                        ===========      ===========      ===========       ==========
Net income (loss) diluted
Weighted average common shares outstanding:
Weighted average shares outstanding (basic)              15,788,915       15,598,719       15,621,556       15,700,546
Weighted average shares issuable on conversion
   of minority interest shares in subsidiary
   (when dilutive)                                        4,569,759                -        4,725,546               -
Weighted average shares issuable on exercise
     of employee stock options, net of assumed
     repurchases (when dilutive)                            176,917                -          328,979               -
                                                        -----------      ------------     -----------       -----------
Weighted average shares outstanding (diluted)            20,535,591       15,598,719       20,676,081       15,700,546
                                                        ===========      ===========      ===========       ==========
Basic and diluted earnings (loss) per share                   $0.44           $(0.31)           $0.17           $(0.85)
                                                        ===========      ===========      ===========       ==========



8.   Segment Reporting

     Trenwick has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by geographic location and type of product offered. Trenwick has five reportable business segments: (1) Trenwick America Re, (2) Canterbury Financial Group Inc., (3) Trenwick International, (4) CMA, and (5) LaSalle Re. Trenwick America Re underwrites treaty reinsurance of property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999. Canterbury Financial Group Inc. underwrites specialty insurance in the United States through its subsidiaries, Chartwell Insurance, INSCORP and Dakota. Trenwick International provides specialty insurance and treaty and facultative reinsurance on a world-wide basis. CMA manages Trenwick's participation in the Lloyd's market. LaSalle Re is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe coverage, with some participation in the Lloyd's market.

     As described in Note 1, the Business Combination has resulted in LaSalle Re Holdings Limited being treated as the accounting acquiror. Therefore, Trenwick Group Ltd.'s consolidated income statement only reflects the results of the LaSalle Re segment for the three and nine months ended September 30, 2000 and 1999. The operating results of the other segments will be included in Trenwick Group Ltd.'s consolidated income statement after September 30, 2000.

     The consolidated balance sheet as of September 30, 2000 includes the assets for all of Trenwick Group Ltd.'s segments. A breakdown of the assets by segment is presented in the following table (in thousands):

       Total Assets:
          Trenwick America Re                                     $1,708,561
          Canterbury Financial Group                                 407,750
          Trenwick International                                     419,946
          Chartwell Managing Agents                                  692,779
          LaSalle Re                                                 739,816
          Unallocated                                                 43,486
                                                          --------------------
                                                                  $4,012,338
                                                          ====================

Item 2.
            Management Discussion and Analysis of Financial Condition
                            and Results of Operations

The following discussion highlights material factors affecting our results of operations for the three and nine months ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of Trenwick Group Ltd. ("Trenwick") and the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999 of Trenwick's predecessor company, LaSalle Re Holdings Limited.

Overview

Trenwick is a Bermuda holding company headquartered in Hamilton, Bermuda whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick was not a public company prior to September 27, 2000. On September 27, 2000, Trenwick Group Inc., LaSalle Re Holdings Limited, LaSalle Re Limited ("LaSalle Re") and Trenwick completed a business combination in which shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re exchanged their shares on a one-for-one basis for newly-issued shares of Trenwick. LaSalle Re Holdings Limited has been determined to be the accounting acquiror in the business combination, and as such the financial statements reflect the historical results of operations of LaSalle Re Holdings Limited and the combined balance sheet of Trenwick Group Inc. and LaSalle Re Holdings Limited beginning September 27, 2000.

As of September 30, 2000 Trenwick operates through five principal operating platforms. LaSalle Re, located in Hamilton, Bermuda, primarily writes property catastrophe reinsurance on a worldwide basis. Trenwick America Reinsurance Corporation ("Trenwick America Re") underwrites U.S. property and casualty treaty reinsurance, including U.S. reinsurance business previously written by Chartwell Re Corporation ("Chartwell"). Canterbury Financial Group Inc.
("Canterbury Financial"), underwrites U.S. specialty insurance through its operating subsidiaries, Chartwell Insurance Company ("Chartwell Insurance"), The Insurance Corporation of New York ("INSCORP") and Dakota Specialty Insurance Company ("Dakota"). Trenwick International Limited ("Trenwick International"), domiciled in London, underwrites non-U.S. specialty insurance and treaty and facultative reinsurance. Chartwell Managing Agents Limited ("Chartwell Managing Agents") manages syndicates underwriting at Lloyd's. Chartwell, Canterbury Financial and Chartwell Managing Agents were acquired by Trenwick Group Inc. on October 27, 1999.

All of Trenwick's principal operating units are rated A (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A+ by Standard and Poor's.

Acquisitions

On September 27, 2000, Trenwick Group Inc., LaSalle Re Holdings Limited, LaSalle Re and Trenwick completed a business combination with shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re receiving shares in Trenwick on a one-for-one basis. The combination was accounted for as a purchase by LaSalle Re Holdings Limited of Trenwick Group Inc. and the outstanding minority interest of LaSalle Re.

Results of Operations  - Three Months Ended September 30, 2000 and 1999

                                                      2000            1999           Change
                                                     -----------    -------------    ------------
                                                                  (in thousands)
Underwriting income (loss)                            $1,942        $(11,082)         $13,024
Net investment income                                  9,591           8,530            1,061
Interest expense and dividends on
   preferred stock of subsidiary                      (1,945)         (2,012)              67
                                                     -----------    -------------    ------------
Operating income (loss)                                9,588          (4,564)          14,152
Net realized investment gains (losses)                   270          (1,127)           1,397
Foreign currency gains (losses)                         (426)            218             (644)
Reorganization costs                                    (424)           (437)              13
                                                     -----------    -------------    ------------
Income (loss) before minority interest                 9,008          (5,910)          14,918
Minority interest in net (income) loss of subsidiary  (2,097)          1,034           (3,131)
                                                     -----------    -------------    ------------
Net income (loss)                                     $6,911         $(4,876)         $11,787
                                                     ===========    =============    ============


Net income of $6.9 million in 2000 represents an $11.8 million increase over the net loss of $4.9 million in 1999. The increase is principally caused by improved underwriting results in 2000. Also contributing to the increase are additions to net investment income and net realized investment gains, partially offset by increased foreign currency losses.

Underwriting income (loss)

                                                      2000            1999           Change
                                                     ------------    -------------  ------------
                                                                  (in thousands)
Net premiums earned                                   $26,751          $21,362          $5,389
                                                     ------------    -------------    ----------
Claims and claims expenses incurred                   (15,924)         (25,568)           9,644
Acquisition costs and underwriting expenses            (8,885)          (6,876)           2,009
                                                     ------------    -------------    ----------
Total underwriting costs and expenses                 (24,809)         (32,444)           7,635
                                                     ------------    -------------    ----------
Underwriting income (loss)                            $1,942        $(11,082)         $13,024
                                                     ============    =============    ==========
Loss ratio                                             59.5%           119.7%         (60.2)%
Underwriting expense ratio                             33.2%            32.2%          (1.0)%
Combined ratio                                         92.7%           151.9%         (59.2)%


Underwriting income of $1.9 million in 2000 represents a $13.0 million improvement over the underwriting loss of $11.1 million in 1999. The improvement is principally caused by a reduction in the loss ratio by approximately 60% and a 25% increase in net premiums earned.

Premiums written

Gross premiums written for the quarter ended September 30, 2000 were $25.3 million compared to $17.8 million for the quarter ended September 30, 1999, an increase of $7.5 million or 42%. Details of gross premiums written are provided below.


                                                                    2000            1999           Change
                                                                  --------------------------------------------
                                                                                (in thousands)
Property catastrophe
   US                                                                $8,969          $10,354        $(1,385)
   International                                                      5,463            5,864           (401)
                                                                 -----------    -------------    ------------
Total property catastrophe                                           14,432           16,218         (1,786)
Lloyd's and other lines                                              10,697            6,557           4,140
Fronted premiums and premium adjustments                                192          (5,009)           5,201
                                                                 -----------    -------------    ------------
                                                                    $25,321          $17,766          $7,555
                                                                 ===========    =============    ============


Property catastrophe gross premiums written decreased from $16.2 million for the quarter ended September 30, 1999 to $14.4 million for the quarter ended September 30, 2000. This was primarily due to the non-renewal of certain U.S. property catastrophe contracts with insufficient pricing levels.

For the quarter ended September 30, 2000, gross premiums written in lines of business other than property catastrophe totaled $10.9 million compared to $1.5 million for the quarter ended September 30, 1999. The increase was due to an increase in premium estimates on Lloyd's business for the 1999 and 1998 underwriting years of account, offset by the non-renewal of certain contracts. Gross premiums written for the quarter ended September 30, 1999 includes a reduction of $5.5 million relating to re-estimates of premiums on in force quota share contracts following revised information from cedants.

Gross premiums ceded for the quarter ended September 30, 2000 were $9.1 million compared to $1.2 million for the quarter ended September 30, 1999. The increase of $7.9 million was due to the purchase of new reinsurance protections. As a result of the above, net premiums written for the quarter ended September 30, 2000 were $16.3 million compared to $16.6 million for the quarter ended September 30, 1999.

Premiums earned

                                                                    2000            1999           Change
                                                                 --------------------------------------------
                                                                               (in thousands)
Gross premiums written                                              $25,321          $17,766          $7,555
Change in premiums earned                                             9,964           10,317            (353)
                                                                 -----------    -------------    ------------
Gross premiums earned                                                35,285           28,083           7,202
                                                                 -----------    -------------    ------------
Gross premiums ceded                                                  9,053            1,182           7,871
Change in premiums ceded                                               (519)           5,539           6,058
                                                                 -----------    -------------    ------------
Amortized ceded premiums                                              8,534            6,721           1,813
                                                                 -----------    -------------    ------------
Net premiums earned                                                 $26,751          $21,362          $5,389
                                                                 ===========    =============    ============

Net premiums earned for the quarter ended September 30, 2000 were $26.8 million compared to $21.4 million for the same quarter in 1999. The increase in net premiums earned is due primarily to an increase in premium estimates on Lloyd's business which is fully earned when booked.

Claims and claims expenses

The Company incurred claims and claim expenses, net of recoveries, of $15.9 million during the quarter ended September 30, 2000 compared with $25.6 million during the quarter ended September 30, 1999. There were no major catastrophe loss events that affected the Company during the quarter ended September 30, 2000. However, the Company provided a further $3.7 million on its Lloyd's business associated with the increased premium estimates on the 1999 and 1998 underwriting years of account. During the quarter ended September 30, 1999 the Company experienced net losses of $13.6 million from three catastrophic events which occurred during the quarter: Hurricane Floyd; an earthquake which hit Turkey and Typhoon Olga which hit North Korea. Claims and claims expenses in both periods include reserves for reported smaller losses and the establishment of reserves for other events that occurred during the quarter but had not been reported.

Underwriting expenses

                                                                  2000           1999           Change
                                                               ------------   ------------    ------------
                                                                             (in thousands)
Policy acquisition costs                                            $5,621         $3,409          $2,212
Underwriting expenses                                                3,264          3,467           (203)
                                                               ------------   ------------    ------------
Total underwriting expenses                                         $8,885         $6,876          $2,009
                                                               ============   ============    ============
Underwriting expense ratio                                           33.2%          32.2%            1.0%
                                                               ============   ============    ============


Policy acquisition costs as a percentage of net premiums earned were 21.0% for the quarter ended September 30, 2000 compared to 16.0% for the quarter ended September 30, 1999. The increase in the ratio was caused principally by an increase in premiums written relating to business other than property catastrophe, which has a higher expense ratio.

Other underwriting cost including underwriting salary cost was relatively consistent at $3.3 million for the quarter ended September 30, 2000 compared to $3.5 million for the quarter ended September 30, 1999.

Net Investment Income

                                                                   2000             1999           Change
                                                               ----------------------------------------------
                                                                              (in thousands)

Average invested assets                                            $544,304         $542,967          $1,337
Average annualized yields                                              6.5%             5.9%            0.6%
                                                               -------------    -------------    ------------
Net investment income - portfolio                                     8,847            7,945             902
Net investment income - non-portfolio                                   744              585             159
                                                               -------------    -------------    ------------
Net investment income                                                $9,591           $8,530          $1,061
                                                               =============    =============    ============


Net investment income for the three months ended September 30, 2000 was $9.6 million compared to $8.5 million for the same period in 1999. Annualized portfolio investment income as a percentage of the average market value of invested assets was 6.5% for the three months ended September 30, 2000 compared to 5.9% for the three months ended September 30, 1999.

Interest Expense and Dividends on Preferred Stock of Subsidiary

Interest expense and dividends on preferred stock of subsidiary were $1.9 million for the quarter ended September 30, 2000 a decrease of $0.1 million from the same period in 1999. Preferred stock dividends were $1.6 million in each period.

Non-operating Income and Expenses

Net realized gains on investments were $0.3 million during the three months ended September 30, 2000, compared to net realized losses of $1.1 million for the three months ended September 30, 1999. Both the losses and gains were made pursuant to a policy designed to protect the total returns on the portfolio.

The Company recorded an exchange loss of $0.4 million for the three months ended September 30, 2000 compared to an exchange gain of $0.2 million for the three months ended September 30, 1999 which was due to a fall in the value of European currencies against the US dollar.

The Company incurred reorganization costs of $0.4 million during both the three months ended September 30, 2000 and the three months ended September 30, 1999.

Results of Operations - Nine Months Ended September 30, 2000 and 1999

                                                                   2000             1999           Change
                                                               ----------------------------------------------
                                                                              (in thousands)
Underwriting income (loss)                                        $(13,107)        $(34,552)         $21,445
Net investment income                                               27,778           25,893            1,885
Interest expense and dividends on
   preferred stock of subsidiary                                    (5,838)          (6,172)             334
                                                               -------------    -------------    ------------

Operating income (loss)                                              8,833          (14,831)         23,664
Net realized investment losses                                      (1,916)          (1,577)           (339)
Foreign currency losses                                                (53)            (335)            282
Reorganization costs                                                (3,293)            (717)         (2,576)
                                                               -------------    -------------    ------------
Income (loss) before minority interest                                3,571         (17,460)         21,031
Minority interest in net (income) loss of subsidiary                   (839)          4,059          (4,898)
                                                               -------------    -------------    ------------
Net income (loss)                                                    $2,732        $(13,401)        $16,133
                                                               =============    =============    ============

Net income of $2.7 million in 2000 represents a $16.1 million increase over the net loss of $13.4 million in 1999. The increase is principally caused by improved underwriting results in 2000. Also contributing to the increase are additions to net investment income, offset by increased reorganization costs.

Underwriting income (loss)

                                                                  2000             1999           Change
                                                               --------------------------------------------
                                                                             (in thousands)
Net premiums earned                                                $82,739          $91,486       $(8,747)
                                                               ------------    -------------    -----------
Claims and claims expenses incurred                                 69,190          100,561         31,371
Acquisition costs and underwriting expenses                         26,656           25,477          1,179
                                                               ------------    -------------    -----------
Total underwriting costs and expenses                               95,846          126,038         30,192
                                                               ------------    -------------    -----------
Underwriting income (loss)                                        $(13,107)        $(34,552)       $21,445
                                                               ============    =============    ===========
Loss ratio                                                           83.6%           109.9%        (26.3)%
Underwriting expense ratio                                           32.2%            27.8%           4.4%
Combined ratio                                                      115.8%           137.7%        (21.9)%


Underwriting   loss  of  $13.1  million  in  2000  represents  a  $21.0  million improvement over the underwriting loss of $34.6 million in 1999. The improvement is principally caused by a 26.3% improvement in the loss ratio.

Premiums written

Gross premiums written for the nine months ended September 30, 2000 were $122.6 million compared to $127.2 million for the nine months ended September 30, 1999, a decrease of 3.6%. Details of gross written premiums are provided below:


                                                                  2000            1999          Change
                                                               -------------------------------------------
                                                                               (in thousands)
Property catastrophe

  US                                                               $46,721         $49,234       $(2,513)
  International                                                     31,821          38,332        (6,511)
                                                               ------------    ------------   ------------
Total property catastrophe                                          78,542          87,566        (9,024)
Lloyd's and other lines                                             38,115          31,647         6,468
Fronted premiums and premium adjustments                             5,910           7,986        (2,076)
                                                               ------------    ------------   ------------
                                                                  $122,567        $127,199       $(4,632)
                                                               ============    ============   ============

The Company's international property catastrophe gross premiums written decreased $6.5 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This decrease was the result of a planned reduction in international catastrophe pro-rata treaties. The decrease on the U.S. property catastrophe book was due to the non-renewal of contracts with insufficient pricing levels.

Gross premiums written in lines other than property catstrophe increased by $4.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in gross premiums arose primarily from adjustments in premium estimates associated with the Company's Lloyd's business for the 1999 and 1998 underwriting years of account.

Premiums ceded for the nine months ended September 30, 2000 were $30.4 million compared to $27.2 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in the amount of reinsurance purchased by the Company. As a result of the above, net premiums written for the nine months ended September 30, 2000 were $92.1 million compared to $100.0 million for the nine months ended September 30, 1999.


Premiums earned                                                  2000              1999           Change
                                                              -----------------------------------------------
                                                                             (in thousands)

Gross premiums written                                        $122,567         $127,199        $(4,632)
Change in premiums earned                                      (15,933)         (19,914)         3,981
                                                              -------------    -------------   ------------
Gross premiums earned                                          106,634          107,285           (651)
                                                              -------------    -------------   ------------
Gross premiums ceded                                            30,440           27,207         (3,233)
Change in premiums ceded                                        (6,545)         (11,408)        (4,863)
                                                              -------------    -------------   ------------
Amortized ceded premiums                                        23,895           15,799         (8,096)
                                                              -------------    -------------   ------------
Net premiums earned                                            $82,739          $91,486        $(8,747)
                                                              =============    =============   ============


Net premiums earned for the nine months ended September 30, 2000 were $82.7 million compared to $91.5 million for the same period in 1999. The decline in premiums earned of $8.8 million was commensurate with the decline in net premiums written.

Claims and claims expenses

The Company incurred claims and claims expenses, net of recoveries, of $69.2 million during the nine months ended September 30, 2000 compared with $100.6 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000 claims and claims expenses included an increase of $16.6 million in net losses relating to Storm Martin that hit France in late 1999. This followed an increase in the market estimate of the loss set in early 2000 due to an increase in information available to the cedants. In addition, the Company strengthened it's loss reserves for the Danish storm which occurred in early December 1999, by $8.3 million. The Company also recorded $7.4 million of additional loss reserves relating to its Lloyd's business.

During the nine months ended September 30, 1999, claims and claims expenses incrured included $25.6 million in losses from various catastrophies including, the Australian hailstorm, the Oklahoma tornadoes, Hurricane Floyd, the Turkish earthquake that hit in August 1999, and Typhoon Olga. During this period the Company completed a valuation of its reserving methodology and assumptions used in setting incurred-but-not-reported loss reserves. As a result of this study, the Company recorded an increase in claims and claims expenses of $20 million. In addition, the Company recorded approximately $14 million of additional reserves relating to contracts written in prior years.

Claims and claims expenses for the nine months ended September 30, 2000 and 1999 include reserves for reported smaller losses and the establishment of reserves for other events that occurred during the quarter but had not been reported.

Underwriting expenses

                                                                    2000            1999          Change
                                                                 -------------------------------------------
                                                                             (in thousands)
Policy acquisition costs                                           $16,269         $14,496         $1,773
Underwriting costs                                                  10,387          10,981          (594)
                                                                  -----------     -----------     ----------
Total underwriting expenses                                        $26,656         $25,477         $1,179
                                                                  ===========     ===========     ==========
Underwriting expense ratio                                           32.2%           27.8%           4.4%
                                                                  ===========     ===========     ==========


Policy acquisition costs as a percentage of net earned premiums were 19.7% for the nine months ended September 30, 2000 compared to 15.8% for the nine months ended September 30, 1999. The increase in the policy acquisition expense ratio was due to an increase in non-catastrophe business which has a higher expense ratio and an increase in the amount of amortized ceded premiums which reduced net earned premiums.

Underwriting costs of 10.4 million for the nine months ended September 30, 2000 were relatively unchanged compared to underwriting expenses of $11.0 million for the nine months ended September 30, 1999.

Net Investment Income

                                                                  2000            1999          Change
                                                               -------------------------------------------
                                                                             (in thousands)
Average invested assets                                           $546,657        $555,337         $8,680
Average annualized yield                                              6.3%            5.8%           0.5%
                                                                 -----------     ------------    -----------
Net investment income - portfolio                                   25,901          23,946          1,955
Net investment income - non portfolio                                1,877           1,947           (70)
                                                                 -----------     ------------    -----------
Net investment income                                              $27,778         $25,893         $1,885
                                                                 ===========     ============    ===========

Net investment income for the nine months ended September 30, 2000 was $27.8 million compared to $25.9 million for the same period in 1999. Annualized portfolio investment income as a percentage of the average market value of invested assets was 6.3% for the nine months ended September 30, 2000 compared to 5.8% for the nine months ended September 30, 1999.

Interest Expense and on Preferred Stock Dividends of Subsidiary

Interest expense and dividends on preferred stock of subsidiary were $5.8 million for the nine months ended September 30, 2000 compared with $6.2 million for the nine months ended September 30, 1999. Preferred stock dividends were $4.9 million in each period.

Net Operating Income and Expenses

Net realized losses on investments were $1.9 million during the nine months ended September 30, 2000, compared to net realized losses of $1.6 million for the nine months ended September 30, 1999. Both the losses were made pursuant to a policy designed to protect the total returns on the portfolio.

The Company recorded a negligible exchange loss for the nine months ended September 30, 2000 compared to an exchange loss of $0.4 million for the nine months ended September 30, 2000 which was due to a fall in the value of European currencies against the US dollar.

The Company incurred reorganization costs of $3.3 million during the nine months ended September 30, 2000 compared to $0.7 million for the nine months ended September 30, 1999. The reorganization costs incurred in 2000 consist of the write-off of reinsurance software of $2.2 million and reorganization costs of $0.8 million relate primarily to the costs associated with the Company's business combination agreement with Trenwick Group Inc. The costs incurred in the nine months ended September 30, 1999 related to the preparation and filing of a registration statement for an offering of preferred shares which was subsequently withdrawn.

Investments

Trenwick's investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder value, subject to appropriate risk constraints. Trenwick seeks to meet this investment objective through a mix of investments that reflect the characteristics of the liabilities they support; diversify the types of investment risks by interest rate, liquidity, credit and equity price risk; and achieve asset diversification by investment type, industry, issuer and geographic location. Trenwick regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in its investment portfolios. At September 30, 2000, Trenwick had investments, cash and cash equivalents of $2.2 billion, compared to the combined investments, cash and cash equivalents of LaSalle Re Holdings Limited and Trenwick Group Inc. of $2.3 billion at December 31, 1999.

Liquidity and Capital Resources

Cash Flows

Trenwick is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick's principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries together with income on the holding company's fixed-income portfolio. Trenwick's principal uses of cash are dividends to its stockholders, servicing its debt obligations and repurchases of its own common stock when the pricing is attractive. Trenwick's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase fixed-income and equity securities.

Cash provided by Trenwick's operating activities for the first nine months of 2000 was $6.2 million compared to cash provided by Trenwick's operating activities of $22.7 million for the first nine months of 1999. The reduction in cash flow from operations was primarily due to an overall increase in claims and claims expenses paid.

Trenwick's current liquidity objectives are to maximize the use of available cash to fund ongoing operating needs, pay shareholder dividends, strategically invest in core businesses and meet common stock repurchase objectives. During the first nine months of 2000, net cash generated from investing, financing and operating activities was used to pay $4.9 million of dividends to shareholders. In 1999, net cash generated by investing, financing and operating activities was used to pay $27.8 million of dividends to shareholders.

Dividends

Trenwick Group Inc. paid a quarterly dividend of $0.26 per share of common stock in the first three quarters of 2000 and in each quarter of 1999. LaSalle Re Holdings Limited paid dividends on its common shares of $0.38 per share in each of January, April and July 1999. LaSalle Re Holdings Limited did not pay any dividends on its common shares in 2000. LaSalle Re Holdings Limited paid a quarterly dividend of $0.55 per share on its Series A preferred shares in each of the four quarters of 1999 and the first three quarters of 2000. It is expected that Trenwick's Board of Directors will review Trenwick's common share dividend each quarter. Among the factors which will be considered by the Board of Directors in determining the amount of each dividend will be Trenwick's results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

Trenwick continually monitors existing and alternative financing sources to support Trenwick's capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, intercompany borrowings and pledging or selling of assets. Trenwick's total debt to capital ratio (total debt excluding the preferred capital securities divided by total debt excluding the preferred capital securities and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 30% on September 30, 2000 and 25% for LaSalle Re Holdings Limited and Trenwick Group Inc.'s combined results at the end of 1999. The increase is primarily due to an increase of $63.1 million of senior credit facilities offset by the redemption of the 10.25% senior notes assumed in connection with the Chartwell acquisition.

On September 27, 2000 Trenwick America Corporation, the parent holding company of Trenwick's United States subsidiaries ("Trenwick America"), and Trenwick Holdings Limited, the parent holding company of Trenwick International ("Trenwick Holdings"), entered into an amended and restated $490 million credit agreement with various lending institutions, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent. This new credit facility provides for a $260 million, 364-day revolving credit facility with an option to pay out outstanding borrowings under such facility over the four years following the expiration of the 364-day period. In addition, the credit facility provides for a $230 million five year, Lloyd's letter of credit facility.

The applicable interest rate on borrowings under the Credit Agreement is currently 1.3% above the London Interbank Offered Rate or The Chase Manhattan Bank prime commercial lending rate. In addition, a commitment fee of 0.25% is being charged on the unused portion of the facility. The Credit Agreement's representations, warranties and covenants are typical for transactions of this type and include limitations based upon Trenwick's leverage ratio, interest coverage ratio, combined surplus and risk-based capital.

In connection with the Business Combination Trenwick America assumed effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% Senior Notes, which are due April 1, 2003. Interest is payable semi-annually on April 1 and October 1 of each year; interest payments commenced on October 1, 1998. The notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick.

Trenwick America also assumed, effective September 27, 2000, Trenwick Group Inc.'s 8.82% Junior Subordinated Deferrable Interest Debentures (the "Debentures") held by Trenwick Capital Trust I in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the Debentures, Trenwick is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell in 1999, Trenwick Group Inc. became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006 (the "Contingent Interest Notes"). Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the Contingent Interest Notes in connection with the Business Combination. The Contingent Interest Notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the Contingent Interest Notes. In addition, the Contingent Interest Notes entitle their holders to receive at maturity, in proportion to the principal amount of the Contingent Interest Notes held by them, an aggregate of from $10 million up to $55 million in contingent interest. The amount of contingent interest payable under the Contingent Interest Notes is dependent upon the level of loss and loss adjustment expense reserves related to business written by INSCORP prior to 1996. Settlement of the Contingent Interest Notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of Trenwick's common stock.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut enables Trenwick to raise up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by Trenwick at any time over the five years following their issue. In addition, the option writers can convert their preferred shares into common shares of Trenwick at any time after they have been outstanding for five years. Conversion is at the greater of the book value of Trenwick at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. Trenwick is obligated to pay a net option premium of $1.9 million per annum. The net option premium is charged to additional paid in capital, net of the minority's interest of $0.4 million.

Restrictions on Certain Payments within Trenwick

Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with approval of one or more extraordinary dividends from Trenwick's operating subsidiaries, will provide Trenwick with sufficient liquidity to meet its operating needs in the short term (over the next 12 months). Since the ability of Trenwick to meet its obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs. Trenwick expects that, in order to repay the principal amount of certain currently outstanding indebtedness at maturity or otherwise, it will be required to seek additional financing or engage in asset sales or similar transactions. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to Trenwick at such time.

Under The Companies Act 1981 of Bermuda, LaSalle Re Holdings Limited, LaSalle Re and LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital") are prohibited from declaring or paying a dividend or making a distribution out of contributed surplus and retained earnings if there are reasonable grounds for believing that
(i) such company is, or would offer the payment be, unable to pay its liabilities as they come due or (ii) the realizable value of such company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. In addition, The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act") would prohibit the payment of a dividend by LaSalle Re or LaSalle Re Capital if the payment of such dividend would result in either company no longer meeting its minimum solvency margin or minimum liquidity ratio. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million, (2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. The minimum liquidity ratio requires LaSalle Re and LaSalle Re Capital to maintain the value of their respective relevant assets at not less than 75% of the amount of their respective relevant liabilities.

Under the applicable provisions of the insurance holding company laws of Connecticut and North Dakota, the states of domicile of Trenwick America Re, Chartwell Insurance and Dakota, such companies may only pay dividends without the approval of the applicable state insurance regulator if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends most U.S. insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator.

Under New York law, which is applicable to INSCORP and ReCor Insurance Company Inc., the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

In addition to the foregoing limitations, the New York Insurance Department, as is its practice in any change of control situation, required Trenwick to commit to preclude the acquired New York-domiciled insurers, INSCORP and ReCor Insurance Company Inc., from paying any dividends for two years after the merger with Chartwell Re Corporation without prior regulatory approval. The foregoing restriction will expire on October 27, 2001. Neither INSCORP nor ReCor Insurance Company Inc. paid any dividends in 1997, 1998 or 1999. Moreover, insurance holding company laws generally provide that, notwithstanding the receipt of any dividend from a subsidiary insurer, an insurer may make dividend payments to its parent only to the extent it is permitted to do so under its applicable dividend restrictions. In other words, the ability of a subsidiary insurer to pay dividends without restriction may be impaired if its parent insurer cannot pay dividends without restriction.

The maximum dividend permitted by law may not be indicative of an insurer's actual ability to pay dividends, which may be constrained by business and other regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, insurance regulatory authorities often have the discretion to limit the payment of dividends by insurance companies domiciled in their jurisdictions.

As of September 30, 2000, of Trenwick's U.S. insurance subsidiaries, only Trenwick America Re and Dakota could pay a dividend or other distribution without prior approval of the applicable insurance regulatory authority. As of September 30, 2000, Trenwick America Re could pay a dividend of $4.7 million and Dakota could pay a dividend of $2.8 million without prior approval. During 1999, 1998 and 1997, Trenwick America Re paid dividends of $53.4 million, $30.1 million and $8.3 million, respectively. Chartwell Insurance paid dividends of $30.3 million in 1999 and $3.0 million in 1997. Chartwell Insurance did not pay any dividends in 1998. None of Trenwick's other U.S. insurance subsidiaries paid any dividends in 1999, 1998 or 1997.

Under the applicable laws of the United Kingdom, Trenwick Holdings Limited, Chartwell Holdings Limited and their respective subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the UK Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Service Authority's rules, is approximately $25.8 million as of September 30, 2000. Trenwick International must also notify the U.K. Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents' share capital, minimum net current asset margin or minimum net asset margin. As of September 30, 2000, the highest of the three tests required Chartwell Managing Agents to maintain approximately $1.0 million of capital.

Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. Trenwick remains liable in the event that the reinsurer is unable to meet its obligation; however, Trenwick holds partial collateral under these agreements.

Regulatory Matters

Trenwick and its subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, the United Kingdom and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor their performance. Reports typically required the inclusion of information concerning Trenwick's capital structure, ownership, financial condition and general business operations.

Trenwick International is subject to the regulatory authority of the United Kingdom Financial Services Authority. Both Chartwell Managing Agents and Trenwick's dedicated Lloyd's underwriting entities, as a Lloyd's managing general agent and Lloyd's corporate members, respectively, are subject to regulation and supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market, subject to regulation for solvency purposes by the Financial Services Authority. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first has been obtained. The United Kingdom government has established the Financial Services Authority as a single regulator to supervise securities, banking and insurance business, including Lloyd's. When the Financial Services and Market Bill becomes law, the Financial Services Authority will have wide authorization and intervention powers in relation to Lloyd's. A consultation process has commenced in relation to Lloyd's regulatory framework.

LaSalle Re and LaSalle Re Capital are regulated by the Insurance Act, which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister, in deciding whether to grant registration, has broad discretion to act as he things fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. LaSalle Re is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies solvency, and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Although LaSalle Re Capital is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

The United States National Association of Insurance  Commissioners  ("NAIC") has
adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of Total Adjusted Capital to Authorized Control Level RBC for each of Trenwick's United States insurance company subsidiaries exceeded all of the RBC trigger points at September 20, 2000.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, Connecticut, New York and North Dakota, the states of domicile of Trenwick's U.S. insurance subsidiaries, are adopting the Codification. It is uncertain what effect adoption of the Codification for the preparation of the statutory financial statements of Trenwick's U.S. insurance subsidiaries would have on those statutory financial statements.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with Trenwick's business activities as of the quarter ended September 30, 2000 and the year ended December 31, 1999. The third quarter 2000 risk analysis differs from that of 1999 because it includes the assets and liabilities of Trenwick Group Inc. The 1999 comparative data only reflects LaSalle Re Holdings Limited information. Trenwick's primary market risk exposures are: foreign currency exchange risk, in particular the U.S. dollar to the British pound sterling; interest rate risk on fixed and variable rate U.S. dollar and British pound sterling denominated short and long-term debt instruments; and equity price risk. With respect to the Trenwick investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Trenwick selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

As of September 30, 2000 Trenwick`s exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value at September 30, 2000 represents less than 3% of total investments, and therefore management believes that the exposure to credit risk is not material. Trenwick has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

Limited information is available with respect to the investments held by Chartwell Managing Agents' syndicates, and therefore, risk information provided does not include such data. Some or all of the risks described in this section may apply to the investments held by Chartwell Managing Agents' syndicates.

The borrowings of Trenwick are summarized in the notes to the financial statements.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that Trenwick will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick's international operations, debt obligations and securities denominated in foreign currencies and foreign equity investments. Trenwick generally conducts its international businesses through foreign operating entities which generally maintain assets and liabilities in local currencies, substantially limiting exchange rate risk to net assets denominated in the foreign currency which is the British pound sterling. At September 30, 2000 and December 31, 1999, Trenwick's net investment in foreign subsidiaries was approximately $37.5 and $0.0 million, respectively. Debt obligations denominated in foreign currencies were $16.6 million and foreign equity investments were $12.1 million at September 30, 2000. Trenwick's reinsurance, international insurance and Lloyd's operations all have exposures to movements in various currencies around the world (particularly the British pound sterling, the Euro and the Canadian dollar), as such businesses are denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick's Balance Sheet, Statement of Operations and Statement of Cash Flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick is exposed as of September 30, 2000 would decrease the fair value of Trenwick's foreign denominated net assets by approximately $22.1 million, which is comprised primarily of British pound sterling. At December 31, 1999, the same 10% shift in currency exchange rates would result in a potential loss in fair value of approximately $0.3 million.

Interest Rate Risk

Trenwick's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on Trenwick's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

Trenwick monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in this summary.

A 100 basis point increase in market interest rates would result in an estimated pre-tax loss in the fair value of these instruments of $43.7 and $8.8 million at September 30, 2000 and December 31, 1999, respectively. Similarly, a 100 basis point decrease in market interest rates would result in an estimated pre-tax gain in the fair value of these instruments of $42.4 and $8.9 million at September 30, 2000 and December 31, 1999, respectively.

Trenwick has not experienced unrealized gains or losses to the extent indicated above.

Equity Price Risk

The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Of Trenwick's $117.8 million equity portfolio at September 30, 2000, $100.7 million of common equity investments are subject to equity risk. Trenwick's potential exposure on equity securities subject to equity risk is estimated in terms of an immediate 10% drop in equity prices from those prevailing at September 30, 2000 which would result in a $10.1 million loss. Trenwick did not maintain a common equity portfolio at December 31, 1999.

The fair value estimates shown are based on the composition of the equity security portfolio at September 30, 2000 and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such an event.

Goodwill

Goodwill was $21.0 million at September 30, 2000, or approximately 3.3% of consolidated shareholders' equity. Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Identified intangible assets represent 7.7 million. Trenwick amortizes goodwill and identified intangible assets on a straight-line basis over twenty-five years and five years, respectively. The risk associated with the carrying value of goodwill and identified intangible assets is whether future operating income (before amortization of goodwill and identified intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. Trenwick regularly evaluates the recoverability of goodwill and identified intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or identified intangible assets, as estimated by management, could have a material adverse effect on Trenwick's results of operations and financial condition.

Accounting Standards

Accounting for Derivative Instruments and Hedging Activities - SFAS No. 133 Effective January 1, 2001, Trenwick expects to adopt the new accounting standard, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. The Company is reviewing the impact of the implementation of the standard on its financial statement. Because the Company has no significant derivative instruments or hedging activities, management believes the impact will not be material.

The Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion ratio between their local currencies and a newly-formed currency, the "Euro". The Euro began trading on foreign currency exchanges on January 1, 1999. Beginning in January 2002, coins and paper currency denominated in Euros will be issued and local currencies of the eleven countries will be withdrawn from circulation. As Trenwick conducts a considerable amount of business in countries participating in the Euro, work was undertaken in 1998 to ensure that the introduction of the Euro would have no adverse effect on Trenwick's business. Consequently, Trenwick modified its computer systems to accommodate transactions denominated in the Euro. The total cost for implementing these changes was not material. Trenwick believes the Euro conversion will not have a material impact on its consolidated financial position or results from operations.

Safe Harbor Disclosure

In  connection  with the "safe  harbor"  provisions  of the  Private  Securities
Litigation Reform Act of 1995, Trenwick sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

- The ability of Trenwick to execute its strategies in its property/casualty operations;

-    Catastrophe   losses    in    Trenwick's    domestic   and    international
     property/casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations;

-    Changes in Trenwick's property/casualty retrocessional arrangements;

- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick's retrocessionaires or reinsurers;

- Increases in interest rates, which may cause a reduction in the market value of Trenwick's fixed income portfolio, and its common shareholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-    A decline in the value of Trenwick's equity investments;

-    Changes in the composition of Trenwick's investment portfolio;

-    Credit losses on Trenwick's investment portfolio;

- Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

-        The impact of mergers and acquisitions;

-        Gains or losses related to changes in foreign currency exchange rates;
         and

-        Changes in Trenwick's capital needs.

In addition to the factors outlined above that are directly related to Trenwick's businesses, Trenwick is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and Trenwick does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                           PART II - OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                    3.1 Memorandum of Association Incorporated by reference to Exhibit 3.1 to Registration
                            Statement on Form S-4 (File No. 333-44290)).
                    3.2 Bye-Laws (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4
                            (File No. 333-44290)).
                    10.1 Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent.
                    10.2   (a)   Indenture,  dated    as  of  January 31,  1997,
                                 between  Trenwick  Group  Inc.  and  The  Chase
                                 Manhattan Bank, as Trustee, with respect to the
                                 8.82% Junior  Subordinated  Deferrable Interest
                                 Debentures.   Incorporated   by   reference  to
                                 Exhibit  4.2(a) to Trenwick Group Inc.'s Annual
                                 Report on Form 10-K for the year ended December
                                 31, 1996 (File No. 0-14737).
                    10.2   (b)   Amended  and  Restated Declaration o f Trust of
                                 Trenwick  Capital  Trust I, dated as of January
                                 31, 1997.  Incorporated by reference to Exhibit
                                 4.2(b) to Trenwick  Group Inc.'s  Annual Report
                                 on Form 10-K for the year  ended  December  31,
                                 1996 (File No. 0-14737).
                    10.2   (c)   Exchange Capital Securities Guarantee Agreement
                                 dated as of July 25,  1997,  between  Trenwick
                                 and  The  Chase  Manhattan  Bank,  as  Trustee.
                                 Incorporated  by reference  to  Exhibit 4.7  to
                                 Trenwick  Group Inc.'s  Registration  Statement
                                 on Form S-4 (File No. 333-28707).
                    10.4 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures (Incorporated by reference to Exhibit 4.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967)
                    10.5 Indenture, dated as of March 27, 1998, between Trenwick Group Inc. and The First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).
                    10.6 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.4 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967)
                    10.7 Indenture, dated as of December 1, 1995, between Piedmont Management Company Inc. and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit
                            4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

                    10.8 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).
                    10.9 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).
                    10.10 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).
                    10.11  Catastrophe   Equity   Securities   Issuance  Option
                            Agreement, dated as of July 1, 1997, between LaSalle Re Holdings Limited on the one hand and European Reinsurance Company of Zurich, Allianz Aktiengesellschaft, Continental Casualty Company and CIC-Hilldale, Inc. on the other hand. Incorporated by reference to Exhibit 10.31 to LaSalle Re Holdings Limited Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-12823).
                    10.12  Consent,  dated December 18, 1999, under Catastrophe
                            Equity Securities Issuance Option Agreement, dated as of July 1, 1997, executed by European Reinsurance Company of Zurich.
                    10.13  Consent  Agreement,  dated September 27, 2000, under
                            Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1997, executed by European Reinsurance Company of Zurich, LaSalle Re Holdings Limited and Trenwick Group Ltd.
                    10.14  Amended and Restated Change  of  Control  Agreement,
                            dated September 26, 2000, between Trenwick Group Ltd and James F. Billett, Jr.*
                    10.15  Form  of  Amended  and   Restated  Change of Control
                            Agreement,  dated    September  26,  2000,  between
                            Trenwick Group Ltd. and senior officers of Trenwick Group Ltd. and Trenwick America Corporation.*
                    10.16  Form of Assumption Letter, dated September 27, 2000, by Trenwick Group Ltd. assuming the obligations of Trenwick Group Inc. under the Change of Control Agreements.*
                     27.1   Financial Data Schedule

    *Management contract or compensatory plan or arrangement.

            (b)  Reports on Form 8-K

                 Trenwick Group Ltd. did not file any Reports on Form 8-K during the quarter ended September 30,
                 2000.

                               Trenwick Group Ltd.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 17, 2000             /s/  James F. Billett, Jr.
                                    --------------------------------
                                    Name:  James F. Billett, Jr.
                                    Title: Chairman, President and
                                           Chief Executive Officer



Date:  November 17, 2000            /s/ Coleman D. Ross
                                    --------------------------------
                                    Name:  Coleman D. Ross
                                    Title  Executive Vice President and
                                           Chief Financial Officer