Form 10-K
period 2000-12-31
TRENWICK GROUP LTD
filed 2001-04-02
CIK 1122211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period ________________ to __________________.

                         Commission file number 1-16089

                               TRENWICK GROUP LTD.
             (Exact name of registrant as specified in its charter)

                Bermuda                                  98-0232340
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         Continental Building, 25 Church Street, Hamilton HM12 Bermuda
            (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: 441-292-3339

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
Common Shares, par value $.10 per share         New York Stock Exchange
  Preferred Share Purchase Rights               New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value on March 12, 2001 of the voting stock held by non-affiliates of the registrant was $675,001,800.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

               Class                         Outstanding at March 12, 2001
    Common Shares, $.10 par value                       36,843,426

Certain portions of the registrant's definitive proxy statement relating to its annual general meeting of shareholders scheduled to be held on May 11, 2001 are incorporated by reference into Part III of this report and certain portions of the registrant's annual report to shareholders are incorporated by reference into Parts II and IV of this report.

                               TRENWICK GROUP LTD.

                                Table of Contents

                                                                           Page
Item                                                                      Number
- ----                                                                      ------
                                     PART I

 1.  Business  ............................................................   1
 2.  Properties  ..........................................................  22
 3.  Legal Proceedings  ...................................................  23
 4.  Submission of Matters to a Vote of Security Holders  .................  23

                                     PART II

 5.  Market for the Corporation's Common Stock and Related
     Stockholder Matters  .................................................  23
 6.  Selected Financial Data  .............................................  24
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operation  ................................................  24
 7a. Quantitative and Qualitative Disclosures About Market Risk............  24
 8.  Financial Statements and Supplementary Data  .........................  24
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure  ................................................  24

                                    PART III

10.  Directors and Executive Officers  ....................................  24
11.  Executive Compensation  ..............................................  25
12.  Security Ownership of Certain Beneficial Owners and Management .......  25
13.  Certain Relationships and Related Transactions  ......................  25

                                     PART IV

14.Exhibits, Financial Statement Schedules and Reports on Form 8-K ........  25

                                     PART I
Item 1.  Business

General Background and History

Trenwick  Group  Ltd.,  is  a  holding  company  whose  principal   subsidiaries
underwrite specialty insurance and reinsurance.

Trenwick Group Ltd. was formed as a Bermuda company in 1999 to acquire two publicly held companies, Trenwick Group Inc. and LaSalle Re Holdings Limited, and the minority interest in LaSalle Re Limited, a subsidiary of LaSalle Re Holdings Limited. That transaction, in which Trenwick Group Ltd. issued common shares to acquire LaSalle Re Holdings Limited, Trenwick Group Inc. and the minority interest in LaSalle Re Limited, was completed on September 27, 2000 and was accounted for as a purchase by LaSalle Re Holdings Limited. Accordingly in the financial statements, the assets and liabilities and the revenues and expenses of LaSalle Re Holdings Limited were included for all periods presented; the minority interest in common shares and minority interest in net income of LaSalle Re were eliminated as of September 30, 2000 and from October 1, 2000, respectively, and the assets and liabilities and the revenues and expenses of Trenwick Group Inc. were included as of September 30, 2000 and from October 1, 2000, respectively. Trenwick Group Inc. had earlier acquired another publicly held company, Chartwell Re Corporation, on October 27, 1999.

Each of Trenwick Group Ltd.'s operating insurance company subsidiaries is rated "A" (Excellent) by A.M. Best Company and has been assigned an A+ financial strength rating by Standard & Poor's. All of Chartwell Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's, which is rated "A" (Excellent) by A.M. Best Company and has an A+ financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Business Segment Information

Trenwick Group Ltd. conducts its specialty insurance and reinsurance business in the following five business segments:

o    Worldwide property catastrophe reinsurance;

o    United States treaty reinsurance;

o    International specialty insurance and reinsurance;

o    Lloyd's insurance and reinsurance; and

o    United States specialty program insurance.

Trenwick Group Ltd. operates through the following five principal operating platforms:

o LaSalle Re Limited, which is located in Hamilton, Bermuda, underwrites property catastrophe reinsurance on a worldwide basis;

o Trenwick America Reinsurance Corporation, which is located in Stamford Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation's subsidiaries;

o Trenwick International Limited, which is located in London, England, underwrites specialty insurance and treaty and facultative reinsurance on a world wide basis;

o Chartwell Managing Agents Limited, which is located in London, England, manages underwriting syndicates in the Lloyd's market, principally for Trenwick Group Ltd.'s own account; and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

The table below presents gross and net premium writings by business segment as though Trenwick Group Inc. and LaSalle Re Holdings Limited had combined as of January 1, 1998. Thus, the full calendar year premium writings for LaSalle Re Holdings Limited and Trenwick Group Inc. are included for each period presented, including the premium writings of Chartwell Re Corporation's subsidiaries from October 27, 1999, the date Trenwick Group Inc. acquired Chartwell Re Corporation. The amounts presented in the table are different from gross and net premium writings in Trenwick Group Ltd.'s consolidated financial statements because LaSalle Re Holdings Limited was determined to be the accounting acquiror in the Trenwick/LaSalle business combination. Accordingly, the consolidated financial statements of Trenwick Group Ltd. include the premium writings of LaSalle Re Holdings Limited for all periods presented and include the premium writings of Trenwick Group Inc. from September 27, 2000, the date of the Trenwick/LaSalle business combination.

                                                                  2000                 1999                 1998
                                                               ----------           ----------           ----------
                                                                 (expressed in thousands of United States dollars)
Gross Premiums Written
Worldwide property catastrophe reinsurance                     $  101,026           $  115,485           $  139,454
U.S. treaty reinsurance                                           339,361              210,921              218,249
International specialty insurance and reinsurance                 231,062              171,698              105,114
Lloyd's syndicates:
   Continuing                                                     351,504               74,336                5,762
   Runoff                                                          36,519               32,519               12,287
U.S. specialty program insurance                                  187,545               38,088                   --
                                                               ----------           ----------           ----------
   Total                                                       $1,247,017           $  643,047           $  480,866
                                                               ==========           ==========           ==========

Net Premiums Written
Worldwide property catastrophe reinsurance                     $   76,289           $   97,129           $  135,848
U.S. treaty reinsurance                                           252,397              165,744              176,122
International specialty insurance and reinsurance                 180,600              129,399               81,107
Lloyd's syndicates:
   Continuing                                                     246,638               55,859                3,385
   Runoff                                                          24,569               20,875                8,012
U.S. specialty program insurance                                   54,028                5,641                   --
                                                               ----------           ----------           ----------
   Total                                                       $  834,521           $  474,647           $  404,474
                                                               ==========           ==========           ==========

The following discussion of segments addresses changes in gross and net premium writings as presented in the table above. For additional financial information regarding Trenwick Group Ltd.'s business segments, see note 3 to Trenwick Group Ltd.'s consolidated financial statements.

Worldwide Property Catastrophe Reinsurance

Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. These contracts are written on an excess of loss and a pro rata basis. The largest portion of Trenwick Group Ltd.'s property catastrophe business consists of excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary insurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer.

Trenwick Group Ltd. also writes property catastrophe pro rata reinsurance treaties. In these programs, Trenwick Group Ltd. assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives an equal proportion of the premium received by the cedent.

Trenwick Group Ltd.'s worldwide property catastrophe segment's principal underwriting strategy is to underwrite property catastrophe exposures within clearly defined parameters that permit thorough analysis and appropriate pricing of each reinsurance contract. In many cases, this includes analysis of a reinsurance contract based on the expected incremental return on equity in relation to the segment's overall portfolio of reinsurance contracts.

Because Trenwick Group Ltd. underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, Trenwick Group Ltd.'s claims experience in its worldwide property catastrophe reinsurance segment generally will involve infrequent events of great severity. Trenwick Group Ltd. seeks to diversify its reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Trenwick Group Ltd. also establishes zonal accumulation limits to avoid concentrations of risk within particular geographic areas.

Trenwick Group Ltd.'s worldwide property catastrophe segment uses computer-based modeling systems to estimate exposure to loss and evaluate pricing adequacy of its reinsurance programs. These models are also used in the analysis of projected return on equity and the monitoring of aggregate exposures within geographic zones.

U.S. Treaty Reinsurance

Trenwick Group Ltd.'s U.S. treaty reinsurance segment underwrites United States treaty reinsurance. This segment generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. In underwriting reinsurance, Trenwick Group Ltd.'s U.S. treaty reinsurance segment does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

The U.S. treaty reinsurance segment's commitment is currently limited to $2,500,000 per contract on casualty treaty business and $1,500,000 on property business. Larger commitments are subject to Trenwick Group Ltd.'s underwriting committee referral process.

The major lines of reinsurance currently underwritten by the U.S. treaty reinsurance segment are automobile liability, errors and omissions, general liability and accident and health. Together these lines accounted for an aggregate of at least 67% of its net premiums written in each of 2000, 1999 and 1998. Trenwick Group Ltd. also underwrites medical malpractice, workers' compensation, products liability and property lines of reinsurance.

Three ceding companies generated a majority of the U.S. treaty reinsurance business shown on the table on page 2, accounting for 31%, 25%, and 38% of this segment's gross premiums written in 2000, 1999 and 1998, respectively. During 2000, LDG Reinsurance Underwriters, American International Group and

Duncanson and Holt accounted for 21%, 5% and 5%, respectively, of the segment's gross premiums written. Trenwick Group Ltd. does not believe that the loss of these accounts would have a long-term material adverse effect on the results and operations of the U.S. treaty reinsurance segment because of its competitive position within the reinsurance market and the availability of business from other brokers and ceding companies. Further, Trenwick Group Ltd. believes that this segment would continue to underwrite new business to replace the accounts.

International Specialty Insurance and Reinsurance

Trenwick  Group  Ltd.'s   international   specialty  insurance  and  reinsurance
segment's business consists principally of insurance and facultative reinsurance of specialty classes as well as property and casualty treaty reinsurance.

The international specialty insurance and reinsurance segment obtains all of its business through brokers, and consists of specialist risk underwriting, which includes direct insurance and facultative reinsurance, and treaty reinsurance.

Specialist risk business is underwritten in both London and Paris. The principal lines of business underwritten in 2000, 1999 and 1998 include property, engineering, accident and health, professional indemnity, financial institutions, liability, extended warranty and yacht hull. In 2000, approximately 58% of Trenwick International Limited's gross premiums were written directly as insurance.

Trenwick Group Ltd.'s Paris branch specializes in large, complex property risks that require a high degree of underwriting expertise. The international specialty insurance and reinsurance segment generally underwrites this business, which includes large manufacturing facilities, construction projects as well as both onshore and offshore energy risks, as facultative reinsurance, but can also function directly as an insurer. The Paris branch benefits from a pool of underwriters trained as engineers and has emerged as a center for this type of technical underwriting.

The treaty business of the international specialty insurance and reinsurance segment includes liability business, which accounted for approximately 48% of treaty business in 2000, as well as property and credit business. Treaty is written both on a proportional and non-proportional basis.

Lloyd's Syndicates

Trenwick Group Ltd. participates in the Lloyd's market principally through Chartwell Managing Agents Limited, which is a managing agent at Lloyd's and through five Lloyd's corporate members. Chartwell Managing Agents Limited receives fees and profit commissions in respect of the underwriting and administrative services it provides to the Lloyd's underwriting syndicates that it manages. For the 2001 year of account, Chartwell Managing Agents Limited manages three syndicates with a total underwriting capacity of approximately $310.0 million, which is supplied by Trenwick Group Ltd. Classes of business covered by Chartwell Managing Agents Limited's syndicates include marine, non-marine property, non-marine liability, motor, aviation and life.

In 1998 and 1999, Chartwell Managing Agents Limited sold to third parties the rights to manage syndicates 866 (motor), 947 (non-marine) and 994 (non-marine) and combined into a single syndicate for the 2000 year of account the remaining non-life syndicates. Trenwick Group Ltd. retains the benefits and obligations with respect to its Lloyd's corporate member participation interests in those syndicates for the open years of account at the time of the sale, and has classified these results as Lloyd's runoff for 1998, 1999 and 2000. LaSalle Re Limited provided capital support through a subsidiary to three Lloyd's syndicates for the 2000, 1999 and 1998 underwriting years of approximately $14.6 million, $31.9 million and $27.4 million, respectively. Following the Trenwick/LaSalle business combination, LaSalle Re Limited withdrew its capital support for the 2001 underwriting year. This decision is in line with Trenwick Group Ltd.'s strategy of returning LaSalle Re Limited to its core business of property catastrophe reinsurance. The Lloyd's business written on behalf of LaSalle Re Limited has been classified as Lloyd's runoff for 1998, 1999 and 2000.

U.S. Specialty Program Insurance

U.S. specialty program insurance, written through Canterbury Financial Group Inc. subsidiaries, develops insurance programs through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business. Canterbury Financial Group Inc. evaluates each business relationship based upon the underwriting experience and operational expertise of the production source and periodically performs underwriting, claims and operational audits of each of its production sources.

During the 2000 calendar year, the U.S. specialty program insurance segment underwrote approximately 73% of the gross premiums ascribed to it in the table on page 2 through four managing general agents, of which Florida Intracoastal Underwriters accounted for 30%, HDR Insurance Services accounted for 21%, Inter-Reco accounted for 12% and Risk Control Services accounted for 10%. No other managing general agent accounted for more than 10% of the specialty program insurance segment's gross insurance premiums written for such period.

In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Trenwick Group Ltd. continues to seek to establish and develop relationships with a large number of managing general agents. While management believes that its relationships with its managing general agents are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of the U.S. specialty program insurance segment.

Marketing

Each of Trenwick Group Ltd.'s business segments generally obtains its business through insurance and reinsurance brokers which represent the ceding company and clients in negotiations for the purchase of insurance or reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring an insurance or reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participation to qualified insurers or reinsurers until the program is fully subscribed at terms agreed to by all parties.

Trenwick Group Ltd. pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick Group Ltd.'s total acquisition costs and are included in its underwriting expenses. Under certain limited circumstances, selected administrators have the authority to bind a portion of Trenwick Group Ltd. business. These administrators are subject to periodic financial and operational reviews. Trenwick Group does not commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick Group Ltd.

During 2000, five brokers generated 45% of the gross written premiums reflected in the table on page 2. Aon Reinsurance Agency accounted for 18%, Marsh and MacLennan accounted for 13%, Heath Lambert accounted for 6%, Willis Faber accounted for 5% and E.W. Blanch and Company accounted for 3% of those gross written premiums. During the 1999 period, the 1999 year and the 1998 year, Guy Carpenter provided 40%, 20% and 17% of the gross written premiums reflected in Trenwick Group Ltd.'s consolidated financial statements, respectively, and Aon Reinsurance Agency provided 4%, 18% and 17%, respectively.

Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick Group Ltd. or one or more of its business segments. Trenwick Group Ltd. does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick Group Ltd.'s competitive position within the reinsurance market and the availability of business from other brokers.

Geographic Information

Trenwick Group Ltd. seeks to diversify its insurance and reinsurance exposures across geographic zones in order to optimize its spread of risk.

The following table presents Trenwick Group Ltd.'s gross premiums written as included in its consolidated financial statements for the year ended December 31, 2000, the three month period ended December 31, 1999 and the years ended September 30, 1999 and 1998 allocated to the geographic region in which the risks originate:

                                                2000 Year        1999 Period         1999 Year          1998 Year
                                                ---------        -----------         ---------          ---------
Gross premiums written:
United States                                   $205,819           $    719           $ 60,074           $ 64,352
United Kingdom                                   115,273              3,337             32,161             32,765
Europe, excluding United Kingdom                  20,429                 --              9,555             14,477
Australia, New Zealand and Far East               13,934                647              7,383              6,429
Worldwide                                         73,189              5,604             29,837             37,293
                                                --------           --------           --------           --------
Gross premiums written                          $428,644           $ 10,307           $139,010           $155,316
                                                ========           ========           ========           ========

Underwriting

Trenwick Group Ltd.'s underwriting philosophy emphasizes a transactional approach to underwriting in which any insurance or reinsurance transaction for any line of property or casualty business is considered on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit. The risk assessment process undertaken by Trenwick Group Ltd.'s underwriters involves a comprehensive analysis of historical data, when available, and estimates of future value of loss costs which may not be evident in the historical data. The factors which Trenwick Group Ltd. considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the terms and conditions. With respect to its domestic operations, which comprises fewer but significantly larger accounts, Trenwick Group Ltd. frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies, before agreeing to participate in a reinsurance transaction.

Trenwick Group Ltd. has established formal underwriting policy standards for both domestic and international operations. This process involves pre-binding reviews of individual material transactions by its senior underwriting staff. Underwriting policies for insurance and reinsurance transactions are supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.

Competition

Trenwick Group Ltd. competes with numerous major international and domestic insurance and reinsurance companies in each of its business segments. These competitors, many of which have substantially greater financial and staff resources than Trenwick Group Ltd., include independent insurance and reinsurance companies, subsidiaries or affiliates of established insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.

Competition in the types of business which Trenwick Group Ltd. underwrites is based on many factors. These factors include the perceived overall financial strength of the insurer or reinsurer, rates charged, other terms and conditions, agency ratings (including A.M. Best Company and Standard & Poor's), service offered, speed of service (including claims payment) and perceived technical ability and experience of staff. The number of jurisdictions in which an insurer or reinsurer is licensed or authorized to do business is also a factor.

The financial security of insurers and reinsurers has emerged as a key issue throughout the past ten years. To be accepted by clients, and by ceding companies and their brokers, insurers and reinsurers must demonstrate higher levels of financial security and solvency than were previously required. Transactions tend to have fewer and larger participants, which may negatively affect the availability of underwriting opportunities for Trenwick Group Ltd.

Trenwick Group Ltd.'s management believes that the insurance and reinsurance industry, including the broker market, will continue to undergo further consolidation and that size and financial strength will continue to be significant factors in effective competition.

Claims Administration

Claims are managed by Trenwick Group Ltd.'s professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers and ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process. For insurance business, Trenwick Group Ltd.'s claim staff uses their own judgment as well as advice from lawyers and loss adjusters where appropriate. Trenwick Group Ltd. has a separate environmental claims unit to evaluate the complex toxic tort and latent injury claims resident in one of its U.S. insurance subsidiaries.

Unpaid Claims and Claims Expenses

General

Insurers  and  reinsurers   establish  claims  and  claims  expense  liabilities
representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred.

Claims and claims expense liabilities have two components: case liabilities, which are liabilities for reported claims, and incurred but not reported, or IBNR liabilities, which are liabilities for claims not yet reported. Significant periods of time may elapse between the occurrence of an insured claim, the reporting of the claims to the insurer and the subsequent reporting of the claims to the reinsurer, the insurer's payment of that claim, and later payments by the reinsurer.

Trenwick Group Ltd. first establishes its case liabilities for reported claims when it receives notice of the claim. It is Trenwick Group Ltd.'s policy to establish liabilities for reported claims in an amount equal to the greater of the liability recommended by the ceding company or the claim as estimated by its claims personnel. Trenwick Group Ltd. periodically conducts investigations to determine if the amount reserved by the ceding company is appropriate or should be adjusted. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. As additional facts become known, it may become necessary to refine and adjust upward or downward the estimated liabilities on a claim, and even then the ultimate net liabilities may be less than or greater than the revised estimates.

Actuarial Methods

Trenwick Group Ltd. utilizes the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Trenwick Group Ltd.'s earned premiums to determine estimates of ultimate expected loss and loss adjustment expenses for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and loss adjustment expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information
(organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Trenwick Group Ltd.

Trenwick Group Ltd. provides capital to its Lloyd's corporate members, which support the underwriting capacity of the Lloyd's syndicates managed by Chartwell Managing Agents Limited. Claim liabilities for this business are established using methods similar to those used by Trenwick Group for its operating insurance company subsidiaries. Chartwell Managing Agents Limited has engaged Bacon & Woodrow London Market Services Ltd., an independent actuarial consulting firm, to review the claim liabilities and prepare an actuarial opinion for each of its syndicates, including the actuarial opinion required by Lloyd's solvency regulations. The Bacon & Woodrow opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by Chartwell Managing Agents Limited, assist its syndicates in establishing appropriate liability estimates for both the reinsurance to close and the open years of account.

In the liability setting process, Trenwick Group Ltd. includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Trenwick Group Ltd. continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.

Trenwick Group Ltd.'s claim liabilities are carried at the full amount estimated for ultimate expected claim liabilities and claim adjustment expense, generally without any discount to reflect the time value of money in accordance with both statutory accounting practices and GAAP. Certain workers' compensation indemnity claim liabilities are discounted using an interest rate of 3.5%. Trenwick Group Ltd.'s actuarial department regularly performs claim liability analyses for its operating insurance company subsidiaries.

Loss Development Analysis

The following table presents the development of Trenwick Group Ltd.'s net liabilities for unpaid claims and claims expenses for 1994 (the date of inception of LaSalle Re Limited) through 2000. The top line of the table shows the net liabilities for unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick Group Ltd. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net liabilities for unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net cumulative redundancy (deficiency) depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1994 through 1999. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The gross cumulative redundancy depicted in the table for the calendar years 1994 through 2000 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                                                                  DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                                                                    (in thousands)
                                                   -------------------------------------------------------------------------------
                                                      2000        1999       1998       1997        1996       1995        1994
                                                   -------------------------------------------------------------------------------
                                                         (monetary amounts expressed in thousands of United States dollars)
Net unpaid claims and claims expenses,
beginning of year                                   $1,375,156   $172,576   $100,534     $45,186    $45,981     $60,887    $31,089

Cumulative amount of net liability paid as of:
         One year later                                            77,618     57,224      34,805     21,171      54,147     19,030
         Two years later                                                      86,267      52,184     39,432      65,618     30,825
         Three years later                                                                68,343     44,519      72,269     34,119
         Four years later                                                                            47,100      72,923     37,350
         Five years later                                                                                        73,734     37,383
         Six years later                                                                                                    38,022

Net liability re-estimated as of:

         One year later                                           193,552    144,490      81,811     43,053      76,344     41,967
         Two years later                                                     141,733      88,458     54,184      72,537     41,757
         Three years later                                                                88,259     56,814      80,131     38,899
         Four years later                                                                            56,411      79,111     41,012
         Five years later                                                                                        78,858     39,955
         Six years later                                                                                                    40,359

Net cumulative redundancy (deficiency)                            (20,976)   (41,199)    (43,073)   (10,430)    (17,971)    (9,270)
Percentage                                                          (12.2)%    (41.0)%     (95.3)%    (22.7)%     (29.5)%    (29.8)%
Gross liability, end of year                                      190,352    100,534      45,186     45,981      60,887     31,089
Reinsurance recoverable                                            17,776          0           0          0           0          0
Net liability, end of year                                        172,576    100,534      45,186     45,981      60,887     31,089
Gross re-estimated liability-latest                               209,551    141,733      88,259     56,411      78,858     40,359
Re-estimated recoverable-latest                                    15,999          0           0          0           0          0
Net re-estimated liability-latest                                 193,552    141,733      88,259     56,411      78,858     40,359
Gross cumulative redundancy (deficiency)                          (19,199)   (41,199)    (43,073)   (10,430)    (17,971)    (9,270)

In evaluating the information in the table on the preceding page, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1999 to be $150,000 was first reserved in 1994 at $100,000, the $50,000 deficiency (actual claim minus original estimate) would be included in the gross cumulative redundancy (deficiency) in each of the years 1994-1999 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1999 have developed unfavorably due to LaSalle Re Holdings Limited's unfavorable development for catastrophe losses relating to the European storms in accident year 1999. Net unpaid claims and claims expenses at December 31, 2000 includes reinsurance recoverable of $91,970 under the adverse development cover purchased by Chartwell Re Corporation in connection with its acquisition by Trenwick Group Inc. For further discussion of unpaid claims and claims expenses, see Note 4 of Notes to the Consolidated Financial Statements of Trenwick Group Ltd.

Management believes that Trenwick Group Ltd.'s claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Trenwick Group Ltd.'s ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such liabilities are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Claims liabilities also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. Management believes that Trenwick Group Ltd.'s exposure to such latent losses is lessened because of its relatively recent entry into the reinsurance business (other than one of the U.S. insurance subsidiaries), its low historical levels of premium volume prior to the application of exclusions for asbestos and environmental liabilities, its retrocessional programs and the protection afforded by the contingent interest notes, the payment of which is subject to reduction in the event of such adverse reserve development related to a U.S. insurance subsidiary's business.

Reserves for Trenwick Group Ltd.'s participation in Lloyd's syndicates through its Lloyd's corporate members are included in the year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1996 reinsured into the 1997 open year). Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1998, 1999 and 2000. Consequently, there can be no assurance as to the adequacy of reserves and the risk of future developments, both favorable and unfavorable, exists.

Trenwick Group Ltd.'s unpaid claims and claims expense liability at December 31, 2000 includes an estimate of Trenwick Group Ltd.'s ultimate liability for asbestos and environmental claims of $70,547, comprising gross liabilities for unpaid claims and claims expenses of $99,474, net of reinsurance recoverable on unpaid claims and claims expenses of $28,927. The balance sheet prior to the Trenwick/LaSalle business combination did not include liabilities for asbestos and environmental reserves, as LaSalle Re Holdings Limited's business did not provide for such coverage. Under Trenwick Group Ltd.'s current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

Contingent Interest Notes

Upon consummation of the acquisition of Chartwell Re Corporation in 1999, Trenwick Group Inc. became the successor obligor under Chartwell Re Corporation's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America Corporation assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued immediately prior to Chartwell Re Corporation's acquisition of Piedmont Management Company Inc. to protect Chartwell Re Corporation against increases in loss and loss adjustment expenses and long-tail casualty exposures at the company being acquired. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $10 million up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of loss and loss adjustment expense reserves related to business written by Trenwick Group Ltd.'s subsidiary, The Insurance Corporation of New York, prior to 1996.

Settlement of the contingent interest notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of Trenwick Group Ltd.'s common shares. In order for the contingent interest notes to be settled in common shares of Trenwick Group Ltd., Trenwick Group Ltd.'s common shares must be registered under the Securities Act of 1933 and listed on a national securities exchange or the NASDAQ National Market. For purposes of any settlement of the contingent interest notes in Trenwick Group Ltd.'s common shares, the value ascribed to each common share shall be 85% of the average of the closing sales prices of the common shares for the 20 trading days immediately preceding the fifth trading day prior to the settlement date.

Catastrophe Equity Put

On September 27, 2000, Trenwick Group Ltd. assumed the benefits and obligations of LaSalle Re Holdings Limited under a catastrophe equity put option program and as of January 1, 2001, amended and restated the catastrophe equity put. The catastrophe equity put enables Trenwick Group Ltd. to raise up to $55 million of equity, through the issue of convertible Series B preferred shares to the option writer in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick Group Ltd. at any time following their issue. In addition, the option writer can convert its preferred shares into common shares of Trenwick Group Ltd. at any time after they have been outstanding for five years. Conversion is at the greater of the book value of Trenwick Group Ltd. at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. Trenwick Group Ltd. is obligated to pay an annual net option premium for the catastrophe equity put.

Reinsurance and Retrocessional Agreements

Trenwick Group Ltd. enters into reinsurance and retrocessional agreements to reduce its net liability on individual risks, protect against catastrophic losses and maintain acceptable loss ratios.

LaSalle Re Limited has purchased an excess of loss program which provides coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this part of the coverage has been recorded as a financing arrangement. The coverage is provided by a company that currently holds a claims paying ability rating of AA from Standard and Poor's.

LaSalle Re Limited has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses. LaSalle Re Limited reviews the claims paying ability of each reinsurer for adequacy before each cover is placed.

Trenwick America Reinsurance Corporation has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include three treaties for its treaty property business, which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick America Reinsurance Corporation's maximum retention generally does not exceed $4.3 million per occurrence on property catastrophe business. From 1989 to 1999, Trenwick America Reinsurance Corporation has purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Reinsurance Corporation with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios on an accident year basis. Trenwick America Reinsurance Corporation did not purchase an aggregate excess of loss ratio treaty after 1999.

Trenwick International Limited, as customary with companies operating in the London market, buys large amounts of reinsurance. Reinsurance and retrocessional coverage is customized for each class of business. During 1998, following an increase in its share capital, Trenwick International Limited increased its retention of business by reducing the amount of reinsurance it buys, principally proportional reinsurance treaties with its former parent.

Chartwell Managing Agency Limited, as part of its business strategy, has historically purchased a significant amount of reinsurance for the Lloyd's syndicates it manages. Reinsurance is generally purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

Canterbury Financial Group Inc. purchases reinsurance specifically tailored to each of the specialty programs underwritten by its insurance subsidiaries.

In connection with the acquisition of Chartwell Re Corporation by Trenwick Group Ltd., Chartwell Re Corporation's insurance company subsidiaries purchased an aggregate excess of loss reinsurance agreement providing up to $100 million in coverage against unanticipated increases in Chartwell Re Corporation's reserves for business written on or before October 27, 1999, the date of completion of the acquisition of Chartwell Re Corporation. Within the $100 million maximum, the protection was limited to $100 million for increased reserves attributable to Chartwell Re Corporation's Lloyd's operations, $25 million for increased reserves attributable to catastrophe and year 2000 losses and $50 million for increased reserves attributable to asbestos and environmental coverage losses. The aggregate excess of loss reinsurance agreement is not cancelable by the reinsurers, London Life and Scandinavian Re, and their obligations have been secured by a trust account. The premium paid for this aggregate excess of loss reinsurance agreement was $56 million, and the $100 million coverage limit was exhausted during the 2000 year.

Trenwick Group Ltd. remains liable with respect to insurance and reinsurance ceded in the event that the reinsurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by the operating company's security committee. The security committees re-evaluate the financial condition of Trenwick Group Ltd. reinsurers and retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick Group Ltd. Business may not be conducted with reinsurers or retrocessionaires who are not currently approved by the security committees.

At year end 2000, 29% of Trenwick Group Ltd.'s net reinsurance recoverables on unpaid claims and claims expenses is recoverable from five principal retrocessionaires. The reinsurance recoverable balances, net of funds held liabilities, were from London Life and Casualty Reinsurance Corporation ($64.4 million), Zurich Reinsurance N.A ($63.4 million), ERC Frankona Ltd. ($48.7 million), UNUM Life Insurance Company of America ($39.3 million), and Centre Re-Insurance Ltd. ($37.2 million). Each of these companies is rated A or better by A.M. Best Company.

Investments

The Investment Committee of Trenwick Group Ltd.'s Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick Group Ltd.'s internal staff manage these investments and utilize the services of investment advisers, using an investment strategy which focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, Trenwick Group Ltd. emphasizes investment grade debt investments. At year end 2000, 80% of Trenwick Group Ltd.'s investments in debt securities were rated Aa or better.

Trenwick Group Ltd.'s investment strategy permits an allocation for equity securities. At year end 2000, 4% of Trenwick Group Ltd.'s total investments and cash were invested in common and preferred equities, which consist primarily of securities issued by U.S. and United Kingdom corporations. The primary risk associated with these securities is the exposure to daily market fluctuations.

The investments of each of Trenwick Group Ltd.'s insurance company subsidiaries must comply with the respective insurance laws of the jurisdiction of domicile of that insurance company, and of the other jurisdictions in which it is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. These laws generally penalize high concentrations of riskier types of assets and high exposures to certain types of issuers.

Trenwick Group Ltd. invests in three types of structured securities, collateralized mortgage obligations ("CMOs"), mortgage-backed securities backed by U.S. government agencies ("Agency MBS") and asset-backed securities ("ABS"), each accounting for 5.2%, 11.9% and 3.9%, respectively, of Trenwick Group Ltd.'s debt security investments at year end 2000.

CMOs consist of planned amortization classes ("PACs") which have been constructed with a certain amount of call protection and CMOs that have lost their PAC protection (sometimes called "broken" or "busted" PACs), due to actual prepayments being significantly higher or lower than originally forecast. These agency backed CMOs are not subject to credit risk, as all holdings are backed indirectly or directly by the federal government or one of its agencies. The material risk inherent to holding these CMOs is prepayment risk, which relates to the timing of cash flows that result from amortization, whether it accelerated, because of lower interest rates and is therefore higher than expected prepayments, or decelerated, because of higher interest rates and is therefore lower than expected prepayments. Changes in principal repayments could negatively affect investment income due to the timing of the reinvested funds.

The asset-backed securities owned by Trenwick Group Ltd. have primarily credit card and home equity receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than non-agency MBS and CMO issues because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. Of the asset-backed securities owned by Trenwick Group Ltd., 96.8% are rated A or better by various nationally recognized statistical rating organizations.

Trenwick Group Ltd. holds debt securities and cash in a number of currencies. At year end 2000, approximately 21.0% of Trenwick Group Ltd.'s debt securities and cash were held in U.K. sterling, and the remainder in eleven other currencies.

The table below sets forth the distribution of Trenwick Group Ltd.'s debt securities available for sale at year end 2000 by type, maturity and quality rating.

                                   Investments
                             (dollars in thousands)

                                                                                      Average        Estimated
                                                                                     Maturity           Fair               Amortized
                                                                                     In Years           Value                 Cost
Type (debt securities)
U.S. federal and U.K. government securities, including agencies                          3.8         $  453,640           $  445,492
Other foreign government securities                                                      3.3            101,134               99,488
U.S. municipal government securities                                                     8.0            249,700              244,234
Mortgage and other asset-backed securities                                               5.0            378,931              371,601
Corporate and other debt securities                                                      5.3            630,273              625,847
                                                                                      ------         ----------           ----------
Total debt securities                                                                    5.1         $1,813,678           $1,786,662
                                                                                      ======         ==========           ==========

Maturity (debt securities)
Due in one year or less                                                                              $  190,102           $  189,127
Due in one year through five years                                                                      969,699              960,141
Due after five years through ten years                                                                  481,542              470,047
Due after ten years                                                                                     172,335              167,347
                                                                                                     ----------           ----------
      Total debt securities                                                                          $1,813,678           $1,786,662
                                                                                                     ==========           ==========

Quality (debt securities)
Aaa(1) U.S. federal and U.K. government securities, including agencies                               $  453,640           $  445,492
   Other foreign government securities                                                                   21,212               20,646
   U.S. municipal government securities                                                                 176,176              172,233
   Mortgage and other asset-backed securities                                                           319,944              314,162
   Corporate and other debt securities                                                                  162,847              158,982
                                                                                                     ----------           ----------
                                                                                                      1,133,819            1,111,515
                                                                                                     ----------           ----------
Aa(1) Other foreign government securities                                                                79,922               78,842
   U.S. municipal government securities                                                                  54,234               53,113
   Mortgage and other asset-backed securities                                                            30,693               29,773
   Corporate and other debt securities                                                                  150,647              149,457
                                                                                                     ----------           ----------
                                                                                                        315,496              311,185
                                                                                                     ----------           ----------
A(1) U.S. municipal government securities                                                                 6,777                6,548
   Mortgage and other asset backed securities                                                            20,676               20,046
   Corporate and other debt securities                                                                  205,075              203,192
                                                                                                     ----------           ----------
                                                                                                        232,528              229,786
                                                                                                     ----------           ----------
Baa(1)U.S. municipal government securities                                                               12,513               12,340
   Mortgage and other asset backed securities                                                             6,125                6,010
   Corporate and other debt securities                                                                   55,557               54,947
                                                                                                     ----------           ----------
                                                                                                         74,195               73,297
                                                                                                     ----------           ----------
Ba(1) Corporate and other debt securities                                                                35,772               35,876
                                                                                                     ----------           ----------
B(1) Corporate and other debt securities                                                                 19,088               20,811
                                                                                                     ----------           ----------
Caa(1) Corporate and other debt securities                                                                1,057                1,992
                                                                                                     ----------           ----------
Ca(1) Corporate and other debt securities                                                                    90                  450
                                                                                                     ----------           ----------
P1(1) Corporate and other debt securities                                                                   140                  140
                                                                                                     ----------           ----------
      Non-rated mortgage and other asset-backed securities                                                1,493                1,610
                                                                                                     ----------           ----------
      Total debt securities                                                                          $1,813,678           $1,786,662
                                                                                                     ==========           ==========

(1) Quality rating as assigned by Moody's Investors Service, Inc. for all except certain mortgage-backed securities not backed by U.S. government agencies and certain asset-backed securities. Quality ratings for these other securities are as assigned by Fitch Investors Service, Standard and Poor's or Duff and Phelps. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Regulation

Trenwick Group Ltd. and its insurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, Bermuda and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick Group Ltd.'s financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick Group Ltd.'s subsidiaries relate to reporting and enable regulators to closely monitor Trenwick Group Ltd.'s performance. Typical required reports include information concerning Trenwick Group Ltd.'s capital structure, ownership, financial condition, and general business operations.

United States

Trenwick Group Ltd.'s U.S. operations are subject to extensive regulation under statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

Trenwick Group Ltd.'s U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick Group Ltd.'s U.S. insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. Trenwick Group Ltd. does not expect the amount of any such guaranty fund assessments to be paid by Trenwick Group Ltd., if any, in 2000 to be material.

Bermuda

LaSalle Re Limited and LaSalle Re Corporate Capital Ltd. are regulated by the Bermuda Insurance Act 1978, which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister of Finance, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister of Finance is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose at any time.

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. LaSalle Re Limited is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies solvency, and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Although LaSalle Re Corporate Capital Ltd. is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

United Kingdom

Trenwick International Limited is subject to the regulatory authority of the United Kingdom Financial Services Authority. Both Chartwell Managing Agents Limited and Trenwick Group Ltd.'s dedicated Lloyd's underwriting entities, as a Lloyd's managing agent and Lloyd's corporate members, respectively, are subject to regulation and supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market, subject to regulation for solvency purposes by the Financial Services Authority. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained. The United Kingdom government has established the Financial Services Authority as a single regulator to supervise securities, banking and insurance business, including Lloyd's. The Financial Services and Markets Bill received Royal Assent during June 2000, giving the Financial Services Authority wider authorization and intervention powers in relation to Lloyd's. Implementation of the Financial Services and Markets Act is expected to occur no later than the end of November 2001.

NAIC

The National Association of Insurance Commissioners, or NAIC, is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick Group Ltd. is unable to predict what effect, if any, these developments may have on its operations and financial condition.

Risk Based Capital

The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of total adjusted capital to authorized control level RBC for each of Trenwick Group Ltd.'s United States insurance company subsidiaries exceeded all the RBC trigger points at December 31, 2000, 1999 and 1998.

Holding Company Regulation

Trenwick Group Ltd. is subject to regulation under the insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its U.S. insurance companies. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires securities representing or convertible into more than 10% of the voting power of the securities of Trenwick Group Ltd. would become subject to at least some of such regulations and would be subject to approval by the Connecticut, New York and North Dakota insurance commissioners prior to acquiring such shares. Such investor would also be required to file certain notices and reports with the insurance commissioners prior to such acquisition.

Codification of Statutory Accounting Principles

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles, which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Reinsurance Corporation and Chartwell Insurance Company), New York (domicile of The Insurance Corporation of New York and ReCor Insurance Company Inc.) and North Dakota (domicile of Dakota Specialty Insurance Company) adopted codification. The cumulative effect of adoption of the codification is expected to be an increase in aggregate statutory surplus of approximately $21 million due to the recording of net deferred tax assets.

Dividends

Because Trenwick Group Ltd.'s operations are conducted through its operating subsidiaries, it is dependent upon the ability of its operating subsidiaries, to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick Group Ltd.'s insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations.

Under the applicable provisions of the insurance holding company laws of the states of domicile of Trenwick America Reinsurance Corporation, Chartwell Insurance Company and Dakota Specialty

Insurance Company, such companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of
(i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends most U.S. insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator.

Under New York law, which is applicable to The Insurance Corporation of New York and ReCor Insurance Company Inc. the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

In addition to the foregoing limitations, the New York Insurance Department, as is its practice in any change of control situation, required Trenwick to commit to preclude the acquired New York-domiciled insurers, The Insurance Corporation of New York and ReCor Insurance Company Inc., from paying any dividends for two years after the Trenwick/Chartwell merger without prior regulatory approval. The foregoing restriction will expire on October 27, 2001. Neither The Insurance Corporation of New York nor ReCor Insurance Company Inc. paid any dividends in 2000, 1999 or 1998.

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

As of March 1, 2001, of Trenwick Group Ltd.'s U.S. insurance subsidiaries, Trenwick America Reinsurance Corporation could pay a dividend of $22.5 million, Chartwell Insurance Company could pay a dividend of $21.4 million and Dakota Specialty Insurance Company could pay a dividend of $4.4 million, in each case without prior approval of the applicable insurance regulatory authority. During 2000, 1999 and 1998, Trenwick America Reinsurance Corporation paid dividends of $19.3 million, $53.4 million and $30.1 million, respectively. Chartwell Insurance Company paid dividends of $30.3 million in 1999. Chartwell Insurance Company did not pay any dividends in 2000 or 1998. None of Trenwick Group Ltd.'s other U.S. insurance subsidiaries paid any dividends in 2000, 1999 or 1998.

Under The Companies Act 1981 of Bermuda, LaSalle Re Holdings Limited, LaSalle Re Limited and LaSalle Re Corporate Capital Ltd. are prohibited from declaring or paying a dividend or making a distribution out of contributed surplus and retained earnings if there are reasonable grounds for believing that (i) such company is, or would offer the payment be, unable to pay its liabilities as they come due or (ii) the realizable value of such company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. In addition, The Insurance Act 1978, as amended, the related regulations of Bermuda (the Insurance Act) would prohibit the payment of a dividend by LaSalle Re Limited or LaSalle Re Corporate Capital Ltd. if the payment of such dividend would result in either company no longer meeting its minimum solvency margin or minimum liquidity ratio. As a registered Class 4 insurer, LaSalle Re Limited is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million, (2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. The minimum liquidity ratio requires LaSalle Re Limited and LaSalle Re Corporate Capital Ltd. to maintain the value of their respective relevant assets at not less than 75% of the amount of their respective relevant liabilities.

Under the applicable laws of the United Kingdom, Trenwick's U.K. subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Service Authority's rules, is approximately $28.1 million as of December 31, 2000. Trenwick International Limited must also notify the United Kingdom Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents Limited is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents Limited's share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 2000, the highest of the three tests required Chartwell Managing Agents Limited to maintain approximately $1.0 million of capital.

Investment Limitations

Connecticut, New York and North Dakota laws and regulations govern the types and amounts of investments which are permissible for Trenwick Group Ltd.'s United States insurance subsidiaries. These rules are designated to ensure the safety and liquidity of the insurers' investment portfolio. In general, these rules permit insurers to purchase only investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and insurers must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick Group Ltd. to be diversified. The U.K. Financial Services Authority governs the types and amounts of investments which are permissible for insurers in the United Kingdom, including Trenwick International Limited. Likewise, Lloyd's regulations govern the types and amounts of investments that are permissible for Chartwell Managing Agents Limited to make with the assets of the Lloyd's syndicates that it manages. These laws penalize high concentrations of riskier types of assets and high exposures to certain types of issuers. Trenwick Group Ltd. believes that it is in compliance with all material applicable investment laws.

U.S. Financial Services Reform

In 1999, new U.S. federal legislation was passed which implemented fundamental changes in the regulation of the financial services industry in the United States. The new law permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as a financial holding company may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. These financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of this new legislation, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. The ability of banks to affiliate with insurers may materially affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

United States Taxation

Under current Bermuda law, no income, withholding or capital gains taxes are imposed upon Trenwick Group Ltd. and its Bermuda subsidiaries. Trenwick Group Ltd. and its Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Trenwick Group Ltd. and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016. Trenwick Group Ltd.'s U.S. subsidiaries carry on business in, and are subject to taxation in the United States. Trenwick Group Ltd. and its Bermuda subsidiaries believe that they have operated and will continue to operate their business in a manner that will not cause its Bermuda subsidiaries to generate income treated as effectively connected with the conduct of a trade or business within the United States. On this basis, Trenwick Group Ltd. does not expect that its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Trenwick Group Ltd.'s Bermuda subsidiaries were subject to U.S. income tax, there could be a material adverse effect on Trenwick Group Ltd.'s financial condition, results of operations or cash flows.

Employees

At December 31, 2000, Trenwick Group Ltd. employed a total of 33, 130 and 264 persons in its Bermuda, United States and other international operations, respectively. Trenwick Group Ltd. has no employees represented by a labor union and believes that its employee relations are good.

Item 2. Properties

Trenwick Group Ltd.'s corporate headquarters and LaSalle Re Limited's operations are located in approximately 9,900 square feet of leased office space in Hamilton, Bermuda. Trenwick Group Ltd.'s United States operations are located in approximately 46,000 total square feet of leased office space at Stamford, Connecticut. Trenwick International Limited and Chartwell Managing Agents Limited leases approximately 29,000 square feet of space in London, England and Trenwick International Limited also leases 875 square feet of office space in Paris, France. Management believes Trenwick Group Ltd.'s current office space is adequate for its needs.

Item 3. Legal Proceedings

Trenwick Group Ltd. is party to various legal proceedings generally arising in the normal course of its business. Trenwick Group Ltd. does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick Group Ltd.'s subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick Group Ltd.'s insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick Group Ltd. during the fourth quarter of 2000.


PART II

Item 5. Market for Corporation's Common Stock and Related Stockholder Matters

As of September 28, 2000, Trenwick Group Ltd. common shares commenced trading on the New York Stock Exchange under the ticker symbol TWK. Prior to such date, LaSalle Re Holdings Limited traded on the New York Stock Exchange under the ticker symbol LSH. The following table sets forth for the periods presented below, the high and low sales price of the LaSalle Re Holdings Limited common shares as reported by the New York Stock Exchange through September 27, 2000 and as reported by the New York Stock Exchange from September 28, 2000 through December 31, 2000. On March 28, 2001, the last reported sales price of Trenwick Group Ltd. common shares on the New York Stock Exchange was $19.48 per share.

                                                   High              Low
2000 Year
     Quarter ended March 31, 2000                 $16.38            $11.31
     Quarter ended June 30, 2000                  $15.50            $12.25
     Quarter ended September 30, 2000             $19.44            $13.69
     Quarter ended December 31, 2000              $27.13            $14.75

1999 Period
     Quarter ended December 31, 1999              $16.75            $10.88

1999 Year
     Quarter ended December 31, 1998              $26.88            $19.50
     Quarter ended March 31, 1999                 $22.50            $14.75
     Quarter ended June 30, 1999                  $18.50            $11.63
     Quarter ended September 30, 1999             $18.63            $13.38

There were 287 holders of record and in excess of 6,900 beneficial owners of Trenwick Group Ltd. common shares as of March 12, 2001.

Trenwick Group Ltd. paid a quarterly dividend of $.04 per common share in the fourth quarter of 2000. LaSalle Re Holdings Limited paid dividends on its common shares of $0.38 per share in each of January, April and July 1999. LaSalle Re Holdings Limited did not pay any dividends on its common shares in 2000. LaSalle Re Holdings Limited paid a quarterly dividend of $0.55 per share on its Series A preferred shares in each of the four quarters of 1999 and the first three quarters of 2000. Trenwick Group Inc. paid a quarterly dividend of $0.26 per share of common stock in the first three quarters of 2000 and in each quarter of 1999. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of its businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions. For a description of restrictions on Trenwick Group Ltd.'s ability to pay dividends, reference is made to Item 1, Business - Regulation.

Item 6. Selected Financial Data

The information called for by this item can be found in Trenwick Group Ltd.'s 2000 Annual Report to Shareholders under the captions "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item can be found in Trenwick Group Ltd.'s 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in Trenwick Group Ltd.'s 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information called for by this item can be found in Trenwick Group Ltd.'s 2000 Annual Report to Shareholders immediately following the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the items included in Item 14(a) of this report, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers

The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive Compensation" of Trenwick Group Ltd.'s proxy statement for its 2001 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of Trenwick Group Ltd.'s proxy statement for its 2001 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Stockholders" of Trenwick Group Ltd.'s proxy statement for its 2001 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the section captioned "Election of Directors" of Trenwick Group Ltd.'s proxy statement for its 2001 Annual General Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial statements from Trenwick Group Ltd.'s 2000 Annual Report to shareholders which are incorporated herein by reference:

          Report  of  Independent  Accountants  -   PricewaterhouseCoopers   LLP
          (Exhibit 13.1).

          Report of Independent Accountants - Deloitte & Touche (Page F-1 attached hereto).

          Report of Independent Accountants - KPMG (Page F-2 attached hereto).

          Consolidated Balance Sheet at December 31, 2000 and December 31, 1999 (Exhibit 13.1).

          Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2000, the three month period ended December 31, 1999 and the years ended September 30, 1999 and 1998 (Exhibit 13.1).

          Consolidated Statement of Cash Flows for the year ended December 31, 2000, the three month period ended December 31, 1999 and the years ended September 30, 1999 and 1998 (Exhibit 13.1).

          Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2000, the three month period ended December 31, 1999 and the years ended September 30, 1999 and 1998 (Exhibit 13.1).

          Notes to Consolidated Financial Statements (Exhibit 13.1).

     2.   Financial  statement  schedules required to be filed by Item 8 of this
          Form:

                  Schedule
          Page    Number
          ----    ------

          S-1 Report of Independent Accountants on Financial Statement Schedules - PricewaterhouseCoopers LLP.

          Exhibit 23.2 Report of Independent Accountants on Financial Statement Schedules - Deloitte & Touche.

          S-2       II    Condensed Financial Information of Registrant.

          S-5       III   Supplementary Insurance Information.

          S-8       V     Valuation and Qualifying Accounts.

     3.   Exhibits

          3.1  Memorandum of  Association.  Incorporated by reference to Exhibit
               3.1 to Trenwick Group Ltd.'s Registration Statement on Form S-4 (File No. 333-44290).

          3.2 Bye-Laws. Incorporated by reference to Exhibit 3.3 to Trenwick Group Ltd.'s Registration Statement on Form S-4 (File No. 333-44290).

          3.3 Certificate of Incorporation of Gowin Holdings International Limited, dated December 14, 1999. Incorporated by reference to
               Exhibit 3.2(a) to Trenwick Group Ltd.'s Registration Statement on Form S-4. (File No. 333-44290).

          3.4 Certificate of Incorporation on Change of Name from Gowin Holdings International Limited to Trenwick Group Ltd., dated as of March 27, 2000. Incorporated by reference to Exhibit 3.2(b) to Trenwick Group Ltd.'s Registration Statement on Form S-4 (File No. 333-44290).

          4.1  Specimen Share Certificate.  Incorporated by reference to Exhibit
               4.2 to Trenwick Group Ltd.'s Registration Statement on Form S-4. (File No. 333-44290)

          4.2 Rights Agreement, dated as of September 27, 2000, between Trenwick and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 4.2 to Trenwick Group Ltd.'s Form 8-A filed October 2, 2000. (File No. 1-15389).

          4.3 (a) Indenture dated as of January 31, 1997, between The Chase Manhattan Bank and Trenwick Group Inc. Incorporated by reference to Exhibit 4.2(a) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

               (b)  Amended  and  Restated  Declaration  of  Trust  of  Trenwick
                    Capital Trust I dated as of January 31, 1997. Incorporated by reference to Exhibit 4.2(b) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

               (c) Exchange Capital Securities Guarantee Agreement dated as of July 25, 1997, between Trenwick Group Inc. and The Chase Manhattan Bank, as Trustee. Incorporated by reference to
                    Exhibit 4.7 to Trenwick Group Inc.'s Registration Statement on Form S-4 (File No. 333-28707).

     4.4 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures. Incorporated by reference to Exhibit 4.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

     4.5 Indenture dated as of March 27, 1998 between Trenwick and The First National Bank of Chicago, as Trustee, with respect to Trenwick Group Inc.'s $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

     4.6 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit
          4.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

     4.7 Indenture, dated as of December 1, 1995, between Chartwell Re Corporation, as the successor to Piedmont Management Company Inc., and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

     4.8 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

     4.9 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

     4.10 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

      10.1 Amended and Restated Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

      10.2 Amended and Restated Catastrophe Equity Securities Issuance Option Agreement, dated as of January 1, 2001, between Trenwick Group Ltd. and European Reinsurance Company of Zurich.

      10.3 Common Stock Purchase Warrant, dated March 6, 1992, issued by Chartwell Re Corporation to Wand Partners (Chartwell) L.P. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

      10.4 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to Wand Partners (Chartwell) L.P. Incorporated by reference as Exhibit 10.35 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

      10.5 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to John Sagan. Incorporated by reference to Exhibit 10.36 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

      10.6 Trenwick Group Inc. 1989 Stock Plan, as amended. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

      10.7 Trenwick Group Inc. 1993 Non-Employee Directors Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

      10.8 Trenwick Group Inc. 1993 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

      10.9  Trenwick   Group  Inc.  1996  RB  Stock  Option  Plan,  as  amended.
            Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

      10.10 Chartwell Re Corporation 1996 Non-Employee Directors Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.6 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

      10.11 Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 99.7 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).

      10.12 LaSalle Re Holdings Limited 1996 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 99.8 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).

      10.13 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to Exhibit
            10.14 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

      10.14 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.5 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

      10.15 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to
            Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

      10.16 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

      10.17 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

      10.18 Declaration of Trust dated December 10, 1996, as amended through September 9, 1997, establishing a retirement plan for certain employees of Trenwick Management Services Limited. Incorporated by reference to Exhibit 10.9 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

      10.19 Employment Agreement, dated as of March 31, 1993, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to
            Exhibit 10.20 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).*

      10.20 Fourth Amendment to the Employment Agreement, dated as of December 31, 1997, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12502).*

      10.21 Fifth Amendment to the Employment Agreement, dated as of August 4, 1998, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.23 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

      10.22 Sixth Amendment to the Employment Agreement, dated as of December 30, 1998, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.26 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

      10.23 Employment Assumption and Amendment Agreement, dated as of October 25, 1999, between Trenwick and Steven J. Bensinger. Incorporated by reference to Exhibit 10.25 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).*

      10.24 Amended and Restated Change of Control Agreement, dated September 26, 2000, between Trenwick Group Inc. and James F. Billett, Jr.* Incorporated by reference to Exhibit 10.14 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).*

      10.25 Form of Amended and Restated Change of Control Agreement, dated September 26, 2000, between Trenwick Group Inc. and senior officers of Trenwick Group Ltd. and Trenwick America Corporation. Incorporated by reference to Exhibit 10.15 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).*

      10.26 Form of Assumption Letter, dated September 27, 2000, by Trenwick Group Ltd. assuming the obligations of Trenwick Group Inc. under the Change of Control Agreements. Incorporated by reference to Exhibit
            10.16 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000 (File No. 1-16089).

      10.27 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Victor H. Blake and LaSalle Re Limited*. Incorporated by reference to Exhibit 10.7 to La Salle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

      10.28 Office lease between Trenwick America Corporation and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit
            10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

      10.29 First Amendment dated as of March 31, 1998, to office lease between Trenwick America Corporation and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

      10.30 Lease of the premises located at 2 Minster Court, London, England, by and between Chartwell UK Management Services Limited (as Tenant) and The Prudential Assurance Company Limited (as Landlord). Incorporated by reference to Exhibit 10.32 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

      10.31 Underlease between Wereldhave Property Corporation PLC and predecessors of Trenwick Management Services Limited dated May 22, 1991, with respect to office space located at 16 Eastcheap, London, England. Incorporated by reference to Exhibit 10.12 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

      10.32 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York.

            Incorporated by reference to Exhibit 10.28 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

      10.33 Aggregate Excess of Loss Ratio Cover between Trenwick America Reinsurance Corporation and Continental Casualty Company. Incorporated by reference to Exhibit 10.22 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

      10.34 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.33 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

      10.35 First and  Second  Coinsured  Aggregate  Excess of Loss  Reinsurance
            Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

      10.36 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and National Union. Incorporated by reference to Exhibit 10.27 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

      10.37 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Insurance Company and National Union. Incorporated by reference to
            Exhibit 10.39 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

      10.38 Aggregate Excess of Loss Reinsurance Agreement, dated as of October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd. Incorporated by reference to Exhibit 10.40 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

      10.39 Underwriting Support Services Agreement Dated October 1, 1998 among LaSalle Re Limited, CNA Re Services Company and CNA (Bermuda) Services Limited. Incorporated by reference to Exhibit 10.7 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-12823).

      10.40 Amended and Restated Investment Management Agreement dated September 21, 1995 among LaSalle Re Holdings Limited, LaSalle Re Limited and Aon Advisors (UK) Limited. Incorporated by reference to Exhibit 10.8 to LaSalle Re Holdings Limited's Registration Statement on Form S-1 (No. 333-14861).

      10.41 Quota Share Arrangement, dated as of April 1, 1999, between LaSalle Re Limited and Continental Casualty Company. Incorporated by reference to Exhibit 10.2 to LaSalle Re Holdings Limited's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 1-12823).

      10.42 Quota Share Treaty between CNA International Reinsurance Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (London office). Incorporated by reference to Exhibit
            10.32 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

      10.43 Quota Share Treaty between CNA International Reinsurance Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (Amsterdam office). Incorporated by reference to Exhibit
            10.38 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

      10.44 LMX Quota Share Retrocessional Agreement between Continental Casualty Company and LaSalle Re Limited for the 1999 underwriting year of account. Incorporated by reference to Exhibit 10.43 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823)

      12.1  Computation of Ratios.

      13.1  Excerpts   from   Trenwick   Group  Ltd.'s  2000  Annual  Report  to
            Shareholders expressly incorporated by reference in this Annual Report on Form 10-K.

      21.1  List of Subsidiaries.

      23.1  Consent of PricewaterhouseCoopers LLP.

      23.2  Consent of Deloitte & Touche.

      23.3  Consent of KPMG.

      *Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      Trenwick Group Ltd. did not file any Current Reports on Form 8-K in the fourth quarter of 2000.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRENWICK GROUP LTD.
                                                    (Registrant)


                                          By  /s/ James F. Billett, Jr.
                                              -------------------------------
                                                 James F. Billett, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer
Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date
- ---------                                -----                         ----


/s/ James F. Billett, Jr.        Chairman of the Board,           March 29, 2001
- ---------------------------      President and Chief
    James F. Billett, Jr.        Executive Officer and
                                 Director (Principal
                                 Executive Officer)


/s/ Coleman D. Ross              Executive Vice President         March 29, 2001
- ---------------------------      and Chief Financial Officer
    Coleman D. Ross


/s/ W. Marston Becker            Director                         March 29, 2001
- ---------------------------
    W. Marston Becker


/s/ Anthony S. Brown             Director                         March 29, 2001
- ---------------------------
    Anthony S. Brown


/s/ Richard E. Cole              Director                         March 29, 2001
- ---------------------------
    Richard E. Cole


/s/ Robert M. DeMichele          Director                         March 29, 2001
- ---------------------------
    Robert M. De Michele

/s/ Robert V. Deutsch            Director                         March 29, 2001
- ---------------------------
    Robert V. Deutsch


/s/ Neil Dunn                    Director                         March 29, 2001
- ---------------------------
    Neil Dunn


/s/ Clement S. Dwyer, Jr.        Director                         March 29, 2001
- ---------------------------
    Clement S. Dwyer, Jr.


/s/ Frank E. Grzelecki           Director                         March 29, 2001
- ---------------------------
    Frank E. Grzelecki


/s/ P. Anthony Jacobs            Director                         March 29, 2001
- ---------------------------
    P. Anthony Jacobs


/s/ Peter J. Rackley             Director                         March 29, 2001
- ---------------------------
    Peter J. Rackley


/s/ Joseph D. Sargent            Director                         March 29, 2001
- ---------------------------
    Joseph D. Sargent


/s/ Frederick D. Watkins         Director                         March 29, 2001
- ---------------------------
    Frederick D. Watkins


/s/ Stephen R. Wilcox            Director                         March 29, 2001
- ---------------------------
    Stephen R. Wilcox

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Trenwick Group Ltd.

We have  audited  the  accompanying  consolidated  balance  sheet of  LaSalle Re
Holdings  Limited and  subsidiaries  (predecessor  of Trenwick Group Ltd.) as of
December 31, 1999, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the period from October 1, 1999 to December 31, 1999 and for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries (predecessor of Trenwick Group Ltd.) as of December 31, 1999 and for the year ended September 30, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche

November 10, 2000

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Trenwick Group Ltd.

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in common shareholders' equity, and cash flows of LaSalle Re Holdings Limited and subsidiaries (predecessor of Trenwick Group Ltd.) for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of LaSalle Re Holdings Limited and subsidiaries (predecessor of Trenwick Group Ltd.) for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 10, the accompanying 1998 consolidated financial statements have been restated.


/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
October 26, 1998
Except as to Note 10, which is as of July 13, 2000

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of
Trenwick Group Ltd.


Our audit of the consolidated financial statements of Trenwick Group Ltd. as of and for the year ended December 31, 2000 referred to in our report dated February 7, 2001, appearing in the 2000 Annual Report to Shareholders of Trenwick Group Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules as of and for the year ended December 31, 2000 listed in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
February 7, 2001

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                                  BALANCE SHEET

            (Amounts expressed in thousands of United States dollars)
                           December 31, 2000 and 1999

                                                              2000           1999
                                                            --------       --------
Assets:

Investments in consolidated subsidiaries,
   after minority interest of $151,770 and $0               $704,231       $286,960
Cash and cash equivalents                                        255             --
Due from consolidated subsidiaries                            26,724             --
Other assets                                                   6,839             --
                                                            --------       --------

   Total assets                                             $738,049       $286,960
                                                            ========       ========

Liabilities:
Due to consolidated subsidiaries                            $ 84,134       $     --
Other liabilities                                              1,728             --
                                                            --------       --------
Total liabilities                                             85,862             --

Shareholders' equity                                         652,187        286,960
                                                            --------       --------

     Total liabilities and shareholders' equity             $738,049       $286,960
                                                            ========       ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
    Year Ended December 31, 2000, Three Month Period Ended December 31, 1999
                   and Years Ended September 30, 1999 and 1998


                                                    2000 Year     1999 Period        1999 Year        1998 Year
                                                    ---------     -----------        ---------        ---------
Revenues:
Consolidated subsidiary dividends                   $  1,500        $  1,641         $ 24,106         $ 51,204
Other income                                              --           2,100            2,505            1,978
                                                    --------        --------         --------         --------
     Total revenues                                    1,500           3,741           26,611           53,182

Expenses:
General and administrative expenses                      675           2,100            2,505            1,978
                                                    --------        --------         --------         --------

Income before equity in undistributed
  income of unconsolidated subsidiaries                  825           1,641           24,106           51,204
                                                    --------        --------         --------         --------
Equity in undistributed income (loss) of
  consolidated subsidiaries                            8,626         (16,482)         (26,940)             602
                                                    --------        --------         --------         --------

Net income                                          $  9,451        $(14,841)        $ (2,834)        $ 51,806
                                                    --------        --------         --------         --------

Dividends on preferred shares                          4,923           1,641            6,563            6,563
                                                    --------        --------         --------         --------

Net income available to
     common shareholders                            $  4,528        $(16,482)        $ (9,397)        $ 45,243
                                                    ========        ========         ========         ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                          Year Ended December 31, 2000



Operating activities:
     Dividends received                                       $  1,500
     Operating expenses paid                                       (22)
                                                              --------

     Cash from operating activities                              1,478
                                                              --------

Investing activities:
     Acquisition of cash on business combination                   215
     Investment in subsidiaries                                (75,000)
                                                              --------

     Cash for investing activities                             (74,785)
                                                              --------

Financing activities:
     Issuance of common stock                                       30
     Common share dividends paid                                (1,468)
     Intercompany loans                                         75,000
                                                              --------

     Cash from financing activities                             73,562
                                                              --------

Change in cash and cash equivalents                                255

Cash and cash equivalents, beginning of year                        --
                                                              --------

Cash and cash equivalents, end of year                        $    255
                                                              ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                          Year Ended December 31, 2000


                                                                       2000 Year
                                                                      ----------
Deferred policy acquisition costs
Worldwide property catastrophe reinsurance                            $    4,309
U.S. treaty reinsurance                                                   30,347
International specialty insurance and reinsurance                         25,339
Lloyd's syndicates:
  Continuing                                                              32,278
  Runoff                                                                   2,230
U.S. specialty program insurance                                           5,920
                                                                      ----------
  Total                                                               $  100,423
                                                                      ==========

Unpaid claims and claim expenses
Worldwide property catastrophe reinsurance                            $  139,660
U.S. treaty reinsurance                                                1,221,071
International specialty insurance and reinsurance                        194,777
Lloyd's syndicates:
  Continuing                                                             536,630
  Runoff                                                                 146,827
U.S. specialty program insurance                                         169,961
                                                                      ----------
  Total                                                               $2,408,926
                                                                      ==========

Unearned premium income
Worldwide property catastrophe reinsurance                            $   23,393
U.S. treaty reinsurance                                                   92,224
International specialty insurance and reinsurance                        128,753
Lloyd's syndicates:
  Continuing                                                             155,867
  Runoff                                                                  11,151
U.S. specialty program insurance                                          84,950
                                                                      ----------
  Total                                                               $  496,338
                                                                      ==========

Net premiums earned
Worldwide property catastrophe reinsurance                            $   85,659
U.S. treaty reinsurance                                                   87,721
International specialty insurance and reinsurance                         37,667
Lloyd's syndicates:
  Continuing                                                              66,736
  Runoff                                                                  12,763
U.S. specialty program insurance                                          12,203
                                                                      ----------
  Total                                                               $  302,749
                                                                      ==========

Net investment income
Worldwide property catastrophe reinsurance                            $   35,667
U.S. treaty reinsurance                                                   12,139
International specialty insurance and reinsurance                          2,654
Lloyd's syndicates:
  Continuing                                                               3,623
  Runoff                                                                   2,020
U.S. specialty program insurance                                           2,351
Unallocated                                                                  261
                                                                      ----------
  Total                                                               $   58,715
                                                                      ==========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
         SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION -(continued)

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                          Year Ended December 31, 2000



                                                                   2000 Year
                                                                   ---------

Claims and claims expenses incurred
Worldwide property catastrophe reinsurance                         $ 54,885
U.S. treaty reinsurance                                              79,915
International specialty insurance and reinsurance                    33,325
Lloyd's syndicates:
  Continuing                                                         44,862
  Runoff                                                             10,265
U.S. specialty program insurance                                      9,826
                                                                   --------
  Total                                                            $233,078
                                                                   ========

Policy acquisition costs
Worldwide property catastrophe reinsurance                         $ 14,753
U.S. treaty reinsurance                                              23,213
International specialty insurance and reinsurance                     8,841
Lloyd's syndicates:
  Continuing                                                         25,446
  Runoff                                                              3,926
U.S. specialty program insurance                                      2,424
                                                                   --------
  Total                                                            $ 78,603
                                                                   ========

Underwriting expenses
Worldwide property catastrophe reinsurance                         $ 11,244
U.S. treaty reinsurance                                               4,796
International specialty insurance and reinsurance                     4,209
Lloyd's syndicates:
  Continuing                                                          7,163
  Runoff                                                              1,977
U.S. specialty program insurance                                      2,502
                                                                   --------
  Total                                                            $ 31,891
                                                                   ========

Net premiums written
Worldwide property catastrophe reinsurance                           73,441
U.S. treaty reinsurance                                              83,180
International specialty insurance and reinsurance                    37,649
Lloyd's syndicates:
  Continuing                                                         78,346
  Runoff                                                             16,158
U.S. specialty program insurance                                     13,858
                                                                   --------
  Total                                                            $302,632
                                                                   ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2000
                 (Amounts in thousands of United States dollars)


                                                        Balance at    Balance at
                                                       Beginning of     End of
                                                          Period        Period
                                                       ------------   ----------
Year Ended December 31, 2000
Allowances for uncollectible
  reinsurance recoverable and premiums receivable        $     --       $25,557