Form 10-Q
period 2001-03-31
TRENWICK GROUP LTD
filed 2001-05-15
CIK 1122211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q

                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended March 31, 2001.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ____________  to ___________.

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

                                    --------

Registrant's telephone number, including area code: 441-292-4985

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
Description of Class                                        as of May 15, 2001
--------------------                                        ------------------
Common Shares - $.10 par value                                  36,849,675

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1. Unaudited Consolidated Financial Statements

        Consolidated Balance Sheet
        March 31, 2001 and December 31, 2000 .................................1

        Consolidated Statement of Operations and Comprehensive Income
        Three Months ended March 31, 2001 and 2000 ...........................2

        Consolidated Statement of Cash Flows
        Three Months ended March 31, 2001 and 2000 ...........................3

        Consolidated Statement of Changes in Common Shareholders' Equity
        Three Months ended March 31, 2001 and 2000 ...........................4

        Notes to Unaudited Consolidated Financial Statements .................5


ITEM 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations ............................................8

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings ...................................................16

ITEM 2. Changes in Securities and Use of Proceeds ...........................16

ITEM 3. Defaults Upon Senior Securities .....................................16

ITEM 4. Submission of Matters to a Vote of Security Holders .................16

ITEM 5. Other Information ...................................................16

ITEM 6. Exhibits and Reports on Form 8-K ....................................16

Signatures ..................................................................17

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
        (Amounts expressed in thousands of United States dollars, except share and per share data)
                      March 31, 2001 and December 31, 2000

                                                           (Unaudited)
                                                               2001           2000
                                                           -----------    -----------
ASSETS
Debt securities available for sale, at fair value          $ 1,835,863    $ 1,813,678
Equity securities at fair value                                 44,010        115,901
Cash and cash equivalents                                      335,130        311,001
Accrued investment income                                       30,850         38,171
Premiums receivable                                            512,906        473,245
Reinsurance recoverable balances, net                          988,146        932,051
Prepaid reinsurance premiums                                   156,916        147,399
Deferred policy acquisition costs                              110,231        100,423
Deposits                                                        21,680         48,969
Net deferred income taxes                                      104,241        104,889
Other assets                                                   158,910        134,325
                                                           -----------    -----------
Total assets                                               $ 4,298,883    $ 4,220,052
                                                           ===========    ===========
LIABILITIES
Unpaid claims and claims expenses                          $ 2,416,184    $ 2,408,926
Unearned premium income                                        543,356        496,338
Reinsurance balances payable                                   146,245        133,160
Indebtedness                                                   283,141        286,805
Other liabilities                                               95,231         90,866
                                                           -----------    -----------
Total liabilities                                            3,484,157      3,416,095
                                                           -----------    -----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
   debentures of U.S. subsidiary                                68,466         76,770
Preferred shares of Bermuda subsidiary                          75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,466        151,770
                                                           -----------    -----------
COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,845,115 and
   36,665,103 shares issued and outstanding                      3,685          3,667
Additional paid in capital                                     578,335        575,401
Deferred compensation under share award plans                   (5,927)        (2,660)
Retained earnings                                               75,925         58,485
Accumulated other comprehensive income (loss)                   19,242         17,294
                                                           -----------    -----------
Total common shareholders' equity                              671,260        652,187
                                                           -----------    -----------
Total liabilities, minority interest and common
   shareholders' equity                                    $ 4,298,883    $ 4,220,052
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited)
            (Amounts expressed in thousands of United States dollars,
                             except per share data)
                   Three Months Ended March 31, 2001 and 2000

                                                                      2001         2000
                                                                    ---------    --------
REVENUES
Net premiums earned                                                 $ 201,676    $ 27,212
Net investment income                                                  32,184       8,936
Net realized investment gains (losses)                                  8,859      (2,224)
Other income                                                              843          --
                                                                    ---------    --------
Total revenues                                                        243,562      33,924
                                                                    ---------    --------
EXPENSES
Claims and claims expenses incurred                                   140,248      43,546
Policy acquisition costs                                               59,206       4,510
Underwriting expenses                                                  16,324       3,766
General and administrative expenses                                     3,889         452
Interest expense and dividends on preferred stock of subsidiaries       7,472         305
Foreign currency losses (gains)                                         1,067        (170)
                                                                    ---------    --------
Total expenses                                                        228,206      52,409
                                                                    ---------    --------
Income (loss) before other minority interest and income taxes          15,356     (18,485)
Other minority interest in net income (loss) of subsidiary                 --      (4,676)
                                                                    ---------    --------
Income (loss) before income taxes                                      15,356     (13,809)
Applicable income taxes (benefit)                                      (3,557)         --
                                                                    ---------    --------
Net income (loss)                                                      18,913     (13,809)
Dividends on preferred shares                                              --       1,640
                                                                    ---------    --------
Net income (loss) available to common shareholders                  $  18,913    $(15,449)
                                                                    =========    ========
EARNINGS PER SHARE
Basic earnings (loss) per common share                              $    0.52    $  (0.99)
                                                                    =========    ========
Diluted earnings (loss) per common share                            $    0.51    $  (0.99)
                                                                    =========    ========
DIVIDENDS PER COMMON SHARE                                          $    0.04          --
                                                                    =========    ========
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                                   $  18,913    $(13,809)
                                                                    ---------    --------
Other comprehensive income:
    Net unrealized investment gains                                     7,225         934
   Foreign currency translation adjustments                            (5,277)         --
                                                                    ---------    --------
   Total other comprehensive income                                     1,948         934
                                                                    ---------    --------
Comprehensive income (loss)                                         $  20,861    $(12,875)
                                                                    =========    ========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2001 and 2000

                                                                       2001        2000
                                                                    ---------    --------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs                        $ 222,750    $ 26,696
Ceded premiums (paid) recovered, net of acquisition costs             (70,729)      4,200
Claims and claims expenses paid                                      (211,952)    (20,357)
Claims and claims expenses recovered                                   52,449       2,980
Underwriting expenses paid                                            (30,472)     (2,163)
                                                                    ---------    --------
Cash (for) from underwriting activities                               (37,954)     11,356
Net investment income received                                         32,248       9,379
Service and other income received, net of expenses                        904          --
General and administrative expenses paid                               (4,222)       (452)
Interest expense and dividends on preferred stock of subsidiaries      (7,220)       (305)
Income taxes recovered                                                    325          --
                                                                    ---------    --------
Cash from (for) operating activities                                  (15,919)     19,978
                                                                    ---------    --------
INVESTING ACTIVITIES
Purchases of debt securities                                         (606,998)    (98,774)
Sales of debt securities                                              556,481      76,898
Maturities of debt securities                                          40,913          --
Purchases of equity securities                                         (2,519)         --
Sales of equity securities                                             73,048          --
Effect on cash of exchange rate translation                            (9,179)         --
Other                                                                    (791)         --
                                                                    ---------    --------
Cash from (for) investing activities                                   50,955     (21,876)
                                                                    ---------    --------
FINANCING ACTIVITIES
Repayment of indebtedness                                                 (29)         --
Purchase of capital securities                                         (8,461)         --
Issuance of common shares                                                 275         124
Trenwick Group Ltd. common share dividends paid                        (1,473)         --
LaSalle Re Holdings preferred share dividends paid prior to
  business combination                                                     --      (1,640)
Share and option repurchases                                             (311)         --
Equity put option premium payments                                       (908)       (387)
                                                                    ---------    --------
Cash for financing activities                                         (10,907)     (1,903)
                                                                    ---------    --------
Change in cash and cash equivalents                                    24,129      (3,801)
Cash and cash equivalents, beginning of period                        311,001      19,864
                                                                    ---------    --------
Cash and cash equivalents, end of period                            $ 335,130    $ 16,063
                                                                    =========    ========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2001 and 2000

                                                            2001         2000
                                                         ---------    ---------
Common shareholders' equity, beginning of period         $ 652,187    $ 286,960
COMMON SHARES AND ADDITIONAL  PAID IN CAPITAL
Issuance of 184,996 restricted common shares
  of Trenwick Group Ltd.                                     3,942           --
Issuance of 13,131 shares of Trenwick Group
  Ltd. and 296 common shares of LaSalle Re
  Holdings for cash under employee plans                       275            5
Issuance of 6,430 common shares of LaSalle
  Re Holdings under employee compensation plan                  --           81
Purchase and retirement of 14,609 common shares
  of Trenwick Group Ltd.                                      (311)          --
Cancellation of 3,506 restricted common share awards           (46)          --
Equity put option premiums, net of applicable
  minority interest                                           (908)        (317)
Compensation recognized under employee program                  --           21
Change in minority interest                                     --           23

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded                            (3,942)          --
Compensation expense recognized, net of minority
  interest                                                     629           70
Cancellation of shares                                          46           --

RETAINED EARNINGS
Net income (loss)                                           18,913      (13,809)
LaSalle Re Holdings preferred share dividends
   prior to business combination                                --       (1,640)
Trenwick Group Ltd. common share dividends,
  $0.04 per share                                           (1,473)          --
Change in minority interest                                     --            6

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss)                            1,948          934
                                                         ---------    ---------
Common shareholders' equity, end of period               $ 671,260    $ 272,334
                                                         =========    =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
(Amounts expressed in thousands of United States dollars except per share data)
                   Three Months Ended March 31, 2001 and 2000


Note 1 Organization and Basis of Presentation

Organization

Trenwick Group Ltd. was formed as a holding company in Bermuda to acquire two publicly held companies and the minority interest in a subsidiary of one of those companies. That transaction, in which Trenwick Group Ltd. issued common shares to acquire LaSalle Re Holdings Limited, Trenwick Group Inc. and the minority interest in LaSalle Re Limited, was completed on September 27, 2000. More details of this transaction are disclosed in Note 2.

Trenwick Group Ltd.'s principal subsidiaries underwrite specialty insurance and reinsurance through five business platforms: LaSalle Re Limited, Trenwick America Reinsurance Corporation, Trenwick International Limited, Chartwell Managing Agents Limited and Canterbury Financial Group Inc.

Basis of Presentation

The business combination between LaSalle Re Holdings Limited and Trenwick Group Inc. was accounted for as a purchase by LaSalle Re Holdings Limited of Trenwick Group Inc. and of the minority interest in LaSalle Re Limited, effective September 27, 2000. Accordingly, in these financial statements:

- the assets and liabilities presented include those of LaSalle Re Holdings Limited, the minority interest in LaSalle Re Limited and the former Trenwick Group Inc.;

- the revenues and expenses of LaSalle Re Holdings Limited have been included for all periods presented;

- the minority interest in common shares and minority interest in net income of LaSalle Re Limited have been eliminated in the three months ended March 31, 2001; and

- the revenues and expenses of the former Trenwick Group Inc. were excluded from the three months ended March 31, 2000 and included for the three months ended March 31, 2001.

The interim financial statements include the accounts of Trenwick Group Ltd. and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

These interim financial statements have been prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. To prepare these interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2000.

Note 2 Business Combinations

Trenwick/LaSalle  Business Combination

On December 19, 1999, LaSalle Re Holdings Limited, LaSalle Re Limited and Trenwick Group Inc. signed a definitive agreement to combine under a new holding company, Trenwick Group Ltd. On September 27, 2000, following shareholder and regulatory approval, the newly formed Trenwick Group Ltd. issued its common shares on a one-for-one, tax-free basis to the former shareholders of LaSalle Re Holdings Limited, the minority shareholders of LaSalle Re Limited, then a 77.5% owned subsidiary of LaSalle Re Holdings Limited, and the former shareholders of Trenwick Group Inc.

The Trenwick/LaSalle business combination was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Under the purchase basis of accounting, the purchase price was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of those net assets acquired was recorded as goodwill, and is being amortized over twenty-five years.

Note 3 Segment Information

The following tables present business segment financial information for Trenwick Group Ltd. at March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000:

                                                       2001         2000
                                                    ----------   ----------
Total assets:
Worldwide property catastrophe reinsurance          $  570,994   $  557,401
U.S. treaty reinsurance                              1,552,536    1,759,678
International specialty insurance and reinsurance 469,593 473,612 Lloyd's syndicates:
   Continuing                                          886,826      808,483
   Runoff                                              115,602      157,627
U.S. specialty program insurance                       478,025      372,933
Unallocated                                            225,307       90,318
                                                    ----------   ----------
Total assets                                        $4,298,883   $4,220,052
                                                    ==========   ==========

                                                       2001         2000
                                                    ----------   ----------
Total revenues:
Worldwide property catastrophe reinsurance          $   31,011   $   29,842
U.S. treaty reinsurance                                 71,107           --
International specialty insurance and reinsurance       44,356           --
Lloyd's syndicates:
   Continuing                                           73,493        1,172
   Runoff                                                1,672        2,910
U.S. specialty program insurance                        19,571           --
Unallocated                                              2,352           --
                                                    ----------   ----------
Total revenues                                      $  243,562   $   33,924
                                                    ==========   ==========

                                                       2001         2000
                                                    ----------   ----------
Net income (loss):
Worldwide property catastrophe reinsurance          $   18,207   $  (11,571)
U.S. treaty reinsurance                                  6,591           --
International specialty insurance and reinsurance         (427)          --
Lloyd's syndicates:
   Continuing                                              421         (365)
   Runoff                                                 (992)      (1,873)
U.S. specialty program insurance                         1,107           --
Unallocated                                             (5,994)          --
                                                    ----------   ----------
Net income (loss)                                   $   18,913   $  (13,809)
                                                    ==========   ==========

Revenues from transactions between operating segments, which are immaterial, have been eliminated in consolidation. Unallocated net income (loss) consists mainly of interest expense and dividends on preferred stock of subsidiaries, net of minority interest and income taxes.

Note 4 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                            2001           2000
                                                         -----------   ------------
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
Net income (loss) available to common shareholders -
  basic and diluted                                      $    18,913   $    (15,449)
                                                         ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Weighted average shares outstanding - basic               36,722,298     15,609,993
Net weighted average shares issuable (when dilutive) on
   exercise of stock options and warrants for 823,964
   common shares                                             157,396             --
                                                         -----------   ------------
Weighted average shares outstanding - diluted             36,879,694     15,609,993
                                                         ===========   ============
Basic earnings (loss) per common share                   $      0.52   $      (0.99)
                                                         ===========   ============
Diluted earnings (loss) per common share                 $      0.51   $      (0.99)
                                                         ===========   ============


Note 5 Underwriting Activities

The components of premiums written and earned for the three months ended March 31, 2001 and 2000 are as follows:

                                                       2001              2000
                                                    ---------          --------
Assumed premiums written                            $ 173,549          $ 65,166
Direct premiums written                               178,976                --
                                                    ---------          --------
Gross premiums written                                352,525            65,166
Ceded premiums written                                (92,884)          (16,683)
                                                    ---------          --------
Net premiums written                                $ 259,641          $ 48,483
                                                    =========          ========

Assumed premiums earned                             $ 113,449          $ 34,461
Direct premiums earned                                168,093                --
                                                    ---------          --------
Gross premiums earned                                 281,542            34,461
Ceded premiums earned                                 (79,866)           (7,249)
                                                    ---------          --------
Net premiums earned                                 $ 201,676          $ 27,212
                                                    =========          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three months ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick Group Ltd. contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2000.

Overview

Trenwick Group Ltd. is a Bermuda holding company headquartered in Hamilton, Bermuda whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick Group Ltd. was formed in 1999 to acquire Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re Limited. The transaction was completed on September 27, 2000. Shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re Limited exchanged their shares on a one-for-one basis for newly-issued shares of Trenwick Group Ltd. LaSalle Re Holdings Limited was the accounting acquiror in the Trenwick/LaSalle business combination, and as such the financial statements reflect the results of operations of LaSalle Re Holdings Limited prior to September 27, 2000 and the combined results of operations of LaSalle Re Holdings Limited and Trenwick Group Inc. on and after September 27, 2000.

Trenwick Group Ltd. operates through the following five principal operating platforms:

o LaSalle Re Limited, which is located in Hamilton, Bermuda, underwrites property catastrophe reinsurance on a worldwide basis;

o  Trenwick  America  Reinsurance  Corporation,  which is  located  in  Stamford
Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries;

o  Trenwick  International  Limited,  which  is  located  in  London,   England,
underwrites specialty insurance and treaty and facultative reinsurance on a worldwide basis;

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

All of Trenwick Group Ltd.'s principal operating subsidiaries are rated A (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A+ by Standard and Poor's. All of Chartwell Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's which is rated "A" (Excellent) by A.M. Best Company and has an A+ financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000


                                                     2001        2000       Change
                                                   --------    --------    --------
                                                            (in thousands)
Underwriting income (loss)                         $(14,102)   $(24,610)   $ 10,508
Net investment income                                32,184       8,936      23,248
Interest expense and dividends on
   preferred stock of subsidiaries                   (7,472)       (305)     (7,167)
General and administrative expenses                  (3,889)       (452)     (3,437)
Other income, net                                       843          --         843
                                                   --------    --------    --------
Pre-tax operating income (loss)                       7,564     (16,431)     23,995
Applicable income taxes (benefit)                    (4,533)         --      (4,533)
                                                   --------    --------    --------
Operating income (loss)                              12,097     (16,431)     28,528
Minority interest in operating (income) loss of
subsidiary                                               --       4,162      (4,162)
Net realized investment gains (losses), net of
minority interest and income taxes                    7,772      (1,668)      9,440
Foreign currency gains (losses), net of minority
interest and income taxes                              (956)        128      (1,084)
                                                   --------    --------    --------

Net income (loss)                                  $ 18,913    $(13,809)   $ 32,722
                                                   ========    ========    ========

Operating income of $12.1 million in the three months ended March 31, 2001 represented a $28.5 million increase over the operating loss of $16.4 million recorded in the three months ended March 31, 2000. This improvement was principally the result of improved underwriting results, as well as increased investment income. The increase in investment income in 2000 was the result of the increase in the size of the investment portfolio from the Trenwick/LaSalle business combination. The increase of $32.7 million in net income in 2001 when compared to 2000 was the result of the increase in operating income, the absence of a minority interest in 2001, and the increase in realized investment gains, offset in part by an increase in foreign exchange losses which are discussed on page 12 under the caption "Non-Operating Income and Expenses."

Underwriting income (loss)

The underwriting result for the three months ended March 31, 2000 included only the results of LaSalle Re Holdings Limited; the underwriting result for the three months ended March 31, 2001 included the combined results of LaSalle Re Holdings Limited and Trenwick Group Inc.

                                                2001          2000         Change
                                              ---------     --------     ---------
                                                         (in thousands)
Net premiums earned                           $ 201,676     $ 27,212     $ 174,464
                                              ---------     --------     ---------
Claims and claims expenses incurred             140,248       43,546        96,702
Acquisition costs and underwriting expenses      75,530        8,276        67,254
                                              ---------     --------     ---------
Total expenses                                  215,778       51,822       163,956
                                              ---------     --------     ---------
Net underwriting loss                         $ (14,102)    $(24,610)    $  10,508
                                              =========     ========     =========
Loss ratio                                         69.5%       160.0%        (90.5)%
Underwriting expense ratio                         37.5%        30.4%        7.1 %
Combined ratio                                    107.0%       190.4%        (83.4)%



The underwriting loss of $14.1 million in 2001 represented a $10.5 million decrease compared to the underwriting loss of $24.6 million in 2000. The reduction in underwriting loss was primarily due to the absence of significant catastrophe losses in the first quarter of 2001 compared to the same period last year. During the first quarter of 2000, underwriting results included additions to loss reserves of $23.0 million relating to the December 1999 winter storms which hit France and Denmark.

The decrease in the combined ratio in 2001 compared to 2000 resulted from a significant change in Trenwick Group Ltd.'s mix of business following the Trenwick/LaSalle business combination. Both the decrease in the loss ratio and the increase in the underwriting expense ratio in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 resulted from the inclusion of Trenwick Group Inc.'s casualty business in the underwriting results in 2001. The decline in the loss ratio in 2001 also occurred due to the lower number of catastrophic events compared to the same period in 2000.

Premiums written

Gross premiums written for 2001 were $352.5 million compared to $65.2 million for the three months ended March 31, 2000, an increase of $287.3 million or 441.0%. Details of gross premiums written are provided below:

                                                       2001       2000       Change
                                                    ---------    -------   ---------
                                                              (in thousands)
Worldwide property catastrophe reinsurance          $  58,947    $58,393   $     554
U.S. treaty reinsurance                                81,531         --      81,531
International specialty insurance and reinsurance      62,218         --      62,218
Lloyd's syndicates:
   Continuing                                          84,157      1,959      82,198
   Runoff                                              (2,886)     4,814      (7,700)
U.S. specialty program insurance                       68,558         --      68,558
                                                    ---------    -------   ---------
Gross premiums written                              $ 352,525    $65,166   $ 287,359
                                                    =========    =======   =========

Worldwide property catastrophe reinsurance gross premium writings for the three months ended March 31, 2001 were relatively unchanged from the three months ended March 31, 2000.

The increase in Lloyd's gross written premiums for 2001 compared to 2000 was due to the addition of Trenwick Group Inc.'s Lloyd's operations managed by Chartwell Managing Agents Limited from the Trenwick/LaSalle business combination. A majority of the Lloyd's syndicate gross written premiums in 2001 represent the first quarter bookings of business managed by Chartwell Managing Agents Limited. The majority of Lloyd's business underwritten by LaSalle Re Holdings Limited prior to the combination with Trenwick Group Inc. was not renewed as of December 31, 2000 and have been classified as runoff. Additionally, results of operations from Lloyd's syndicates which were sold by Trenwick Group Inc. in 1999 have also been classified as runoff.

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written increased from $0 for the first quarter of 2000 to $81.5 million, $62.2 million and $68.6 million, respectively, for the first quarter of 2001. Trenwick Group Ltd. did not underwrite these businesses prior to the Trenwick/LaSalle business combination.

Premiums earned
                                      2001         2000        Change
                                    ---------    --------    ---------
                                              (in thousands)
Gross premiums written              $ 352,525    $ 65,166    $ 287,359
Change in gross unearned premiums     (70,983)    (30,705)      40,278
                                    ---------    --------    ---------
Gross premiums earned                 281,542      34,461      247,081
                                    ---------    --------    ---------

Gross premiums ceded                  (92,885)    (16,683)     (76,202)
Change in ceded unearned premiums      13,019       9,434        3,585
                                    ---------    --------    ---------
Ceded premiums earned                 (79,866)     (7,249)     (72,617)
                                    ---------    --------    ---------
Net premiums earned                 $ 201,676    $ 27,212    $ 174,464
                                    =========    ========    =========

Gross premiums ceded for the three months ended March 31, 2001 were $92.9 million compared to $16.7 million for the same period in 2000. The increase in gross premiums ceded of $76.2 million was due primarily to cessions relating to business acquired in the Trenwick/LaSalle business combination. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re Limited.

Net premiums earned for the three months ended March 31, 2001 were $201.7 million compared to $27.2 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2001 were $140.2 million, an increase of $96.7 million compared to claims and claims expenses of $43.5 million for 2000. The increase in claims and claims expenses in 2001 resulted mainly from the addition of business acquired in the Trenwick/LaSalle business combination. During the quarter ended March 31, 2000, claims and claims expenses included an increase in loss reserves of $23.0 million relating to the December 1999 winter storms which hit France and Denmark following an increase in the size of the market estimate of the losses. Also, following notification from a syndicate supported by LaSalle Re Capital, $7.4 million was recorded for loss reserves relating to a particular program that was underwritten by the syndicate in 1997 through to 1999.

Underwriting expenses
                                              2001          2000         Change
                                             -------       ------       -------
                                                        (in thousands)
Policy acquisition costs                     $59,206       $4,510       $54,696
Underwriting expenses                         16,324        3,766        12,558
                                             -------       ------       -------
Total underwriting expenses                  $75,530       $8,276        67,254
                                             =======       ======       =======

Underwriting expense ratio                      37.5%        30.4%          7.1%
                                             =======       ======       =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $67.3 million compared to underwriting expenses for the three months ended March 31, 2000. Similar to claims and claims expenses, the increase was attributable to expenses incurred on business acquired in the Trenwick/LaSalle business combination. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 37.5% for the three months ended March 31, 2001 compared to 30.4% for the same period in 2000. The increase in the underwriting expense ratio occurred principally because of an increase in policy acquisition costs relating to casualty business acquired in the Trenwick/LaSalle business combination. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Underwriting expenses for the three months ended March 31, 2001 as a percentage of earned premium was 8.1%, a decrease of 5.7% from 13.8% for the same period in 2000. The decrease in the underwriting expense ratio resulted from the addition of business acquired in the Trenwick/LaSalle business combination.

Net Investment Income

                                         2001          2000           Change
                                     -----------     ---------     -----------
                                                   (in thousands)
Average invested assets              $ 2,197,793     $ 568,125     $ 1,629,668
Average annualized yields                   6.50%         6.05%           0.45%
                                     -----------     ---------     -----------
Investment income - portfolio        $    35,687     $   8,592     $    27,095

Investment income - non-portfolio            522           562             (40)
Investment expenses                       (4,025)         (218)         (3,807)
                                     -----------     ---------     -----------
Net investment income                $    32,184     $   8,936     $    23,248
                                     ===========     =========     ===========

Net investment income for the three months ended March 31, 2001 was $32.2 million compared to $8.9 million for the same period in 2000. The increase in net investment income in 2001 was due to the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $2.9 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick Group Ltd.'s invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $7.5 million for 2001, an increase of $7.2 million from the same period in 2000. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick Group Ltd.'s subsidiaries as well as the inclusion of dividends on preferred stock of LaSalle Re Holdings Limited in 2001, both as a result of the Trenwick/LaSalle business combination.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re Limited held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 25.3% of net income in the first quarter of 2000.

Net realized gains on investments, net of applicable minority interest and income taxes, were $7.8 million during the three months ended March 31, 2001, compared to net realized losses of $1.7 million for the three months ended March 31, 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick Group Ltd. recorded foreign currency losses, net of applicable minority interest and income taxes, of $1.0 million for the three months ended March 31, 2001, compared to foreign currency gains of $0.1 million for the three months ended March 31, 2000 due to the decline in the value of European currencies in the latter portion of 2000, principally the British pound sterling, against the US dollar.

Liquidity and Capital Resources

As of March 31, 2001, Trenwick Group Ltd.'s consolidated investments and cash totaled $2.2 billion, unchanged from the balance at December 31, 2000. The cost of Trenwick Group Ltd.'s equity securities was $2.3 million less than fair value at March 31, 2001 and exceeded fair value by $2.1 million at December 31, 2000. The fair value of Trenwick Group Ltd.'s debt securities exceeded amortized cost by $33.0 million at March 31, 2001 and by $27.0 million at December 31, 2000.

As of March 31, 2001, Trenwick Group Ltd. consolidated common stockholders' equity totaled $671.3 million, or $18.22 per common share, compared to $652.2 million, or $17.79 per common share at December 31, 2000. During the three months ended March 31, 2001, the unrealized appreciation of debt and equity securities increased by $7.2 million, net of tax, or $0.20 per share.

Cash used in Trenwick Group Ltd.'s operating activities for the three months ended March 31, 2001 was $15.9 million compared to cash provided by Trenwick Group Ltd.'s operating activities of $20.0 million in the comparable period of 2000. The reduction in cash flow from operations was due primarily to an overall increase in claims and claims expenses paid as a result of an increase in catastrophe losses in both 1999 and 2000.

Net cash used in financing activities during the three months ended March 31, 2001 included $1.5 million of dividends paid to common shareholders. During the three months ended March 31, 2000, net cash used in financing activities included $1.6 million of dividends to preferred shareholders.

Trenwick Group Ltd. paid a dividend of $0.04 per common share in the first quarter of 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the three months ended March 31, 2001 and 2000. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick Group Ltd.'s results of operations and the capital requirements, growth and other characteristics of its businesses.

Trenwick Group Ltd.'s total debt to capital ratio (total debt excluding the preferred capital securities divided by total debt, preferred capital securities, preferred shares and common shareholders' equity) decreased to 25.8% at March 31, 2001 from 26.3% on December 31, 2000.

Quantitative and Qualitative Disclosure About Market Risk

Trenwick Group Ltd. reviewed the change in its exposure to market risks since December 31, 2000. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick Group Ltd. believes that the potential for loss in each market risk sector described in the 2000 Annual Report on Form 10-K has not materially changed.

Accounting Standards

Effective  January  1,  2001,  Trenwick  Group  Ltd.  implemented  Statement  of
Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement had no effect on Trenwick Group Ltd.'s consolidated financial statements.

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Trenwick Group Ltd. sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick Group Ltd. in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick Group Ltd. and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick Group Ltd.'s results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick Group Ltd.'s property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

- The ability of Trenwick Group Ltd. to execute its strategies in its property/casualty operations;

- Catastrophe losses in Trenwick Group Ltd.'s domestic and international property/casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

-    Changes  in  Trenwick   Group   Ltd.'s   property/casualty   retrocessional
     arrangements;

- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick Group Ltd.'s retrocessionaires or reinsurers;

- Increases in interest rates, which may cause a reduction in the market value of Trenwick Group Ltd.'s fixed income portfolio, and its common shareholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-    A decline in the value of Trenwick Group Ltd.'s equity investments;

-    Changes in the composition of Trenwick Group Ltd.'s investment portfolio;

-    Credit losses on Trenwick Group Ltd.'s investment portfolio;

- Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

- The passage of federal or state legislation subjecting LaSalle Re Limited to United States taxation or regulation;

- A contention by the United States Internal Revenue Service that LaSalle Re Limited is subject to United States taxation;

-    The impact of mergers and acquisitions;

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in Trenwick Group Ltd.'s capital needs.

In addition to the factors outlined above that are directly related to Trenwick Group Ltd.'s businesses, Trenwick Group Ltd. is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report on Form 10-Q. The important factors that could affect such forward-looking statements are subject to change, and Trenwick Group Ltd. does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick Group Ltd. intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRENWICK GROUP LTD.

Date: May 15, 2001                  By: /s/  James F. Billett, Jr.
                                        --------------------------
                                        Name: James F. Billett, Jr.
                                        Title: Chairman, President and
                                               Chief Executive Officer


Date:  May 15, 2001                 By: /s/ Coleman D. Ross
                                        -------------------
                                        Name: Coleman D. Ross
                                        Title: Executive Vice President and
                                               Chief Financial Officer