Form 10-Q
period 2001-06-30
TRENWICK GROUP LTD
filed 2001-08-14
CIK 1122211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Shares Outstanding
Description of Class                                       as of August 13, 2001
Common Shares - $.10 par value                                   36,855,916

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                     PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.      Unaudited Consolidated Financial Statements
             Consolidated Balance Sheet
             June 30, 2001 and December 31, 2000 ..........................    1

             Consolidated Statement of Operations and Comprehensive Income
             Three and Six Months Ended June 30, 2001 and 2000 ............    2

             Consolidated Statement of Cash Flows
             Three and Six Months ended June 30, 2001 and 2000 ............    3

             Consolidated Statement of Changes in Common Shareholders'
             Equity Six Months Ended June 30, 2001 and 2000 ...............    4

             Notes to Unaudited Consolidated Financial Statements .........    5

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    9

                           PART II - OTHER INFORMATION

ITEM 1.      Legal proceedings ............................................   21

ITEM 2.      Changes in Securities and Use of Proceeds ....................   21

ITEM 3.      Defaults Upon Senior Securities ..............................   21

ITEM 4.      Submission of Matters to a Vote of Security Holders ..........   21

ITEM 5.      Other Information ............................................   22

ITEM 6.      Exhibits and Reports on Form 8-K .............................   22

Signatures ................................................................   23

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                 June 30, 2001 (Unaudited) and December 31, 2000

                                                               2001           2000
                                                           -----------    -----------
ASSETS
Debt securities available for sale, at fair value          $ 1,906,498    $ 1,813,678
Equity securities at fair value                                 29,839        115,901
Cash and cash equivalents                                      280,825        311,001
Accrued investment income                                       35,661         38,171
Premiums receivable                                            523,653        473,245
Reinsurance recoverable balances, net                        1,047,801        932,051
Prepaid reinsurance premiums                                   161,716        147,399
Deferred policy acquisition costs                              114,981        100,423
Net deferred income taxes                                      131,017        104,889
Other assets                                                   172,219        183,294
                                                           -----------    -----------
Total assets                                               $ 4,404,210    $ 4,220,052
                                                           ===========    ===========
LIABILITIES
Unpaid claims and claims expenses                          $ 2,550,102    $ 2,408,926
Unearned premium income                                        568,342        496,338
Reinsurance balances payable                                   134,843        133,160
Indebtedness                                                   298,197        286,805
Other liabilities                                               95,265         90,866
                                                           -----------    -----------
Total liabilities                                            3,646,749      3,416,095
                                                           -----------    -----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
  debentures of U.S. subsidiary                                 68,591         76,770
Preferred shares of Bermuda subsidiary                          75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,591        151,770
                                                           -----------    -----------
COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,855,913 and
   36,665,103 shares issued and outstanding                      3,686          3,667
Additional paid in capital                                     578,546        575,401
Deferred compensation under share award plans                   (5,911)        (2,660)
Retained earnings                                               23,645         58,485
Accumulated other comprehensive income                          13,904         17,294
                                                           -----------    -----------
Total common shareholders' equity                              613,870        652,187
                                                           -----------    -----------
Total liabilities, minority interest and common
   shareholders' equity                                    $ 4,404,210    $ 4,220,052
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited) (Amounts expressed in thousands of United States dollars, except per share data)
                Three and Six Months Ended June 30, 2001 and 2000

                                                    Three Months                Six Months
                                               ----------------------    ----------------------
                                                  2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
Revenues:
Net premiums earned                            $ 224,571    $  28,776    $ 427,346    $  55,988
Net investment income                             33,186        9,251       65,371       18,187
Net realized investment gains (losses)             2,272           38       11,130       (2,186)
Other income                                       1,211           --        2,052           --
                                               ---------    ---------    ---------    ---------
Total revenues                                   261,240       38,065      505,899       71,989
                                               ---------    ---------    ---------    ---------

Expenses:
Claims and claims expenses incurred              235,551        9,720      373,832       53,266
Policy acquisition costs                          63,100        6,132      122,456       10,642
Underwriting expenses                             19,654        3,363       35,540        7,130
General and administrative expenses                7,389        2,417       11,277        2,869
Interest expense and dividends on
   preferred shares of subsidiaries                9,627          306       20,453          611
Foreign currency losses (gains)                      469         (203)       1,535         (373)
                                               ---------    ---------    ---------    ---------
Total expenses                                   335,790       21,735      565,093       74,145
                                               ---------    ---------    ---------    ---------

Income (loss) before other minority interest
   interest and income taxes                     (74,550)      16,330      (59,194)      (2,156)
Other minority interest in net income
   (loss) of subsidiary                               --        3,418           --       (1,258)
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes (benefit)      (74,550)      12,912      (59,194)        (898)
Applicable income taxes (benefit)                (23,744)          --      (27,301)          --
                                               ---------    ---------    ---------    ---------
Net income (loss)                                (50,806)      12,912      (31,893)        (898)
Dividends on preferred shares                         --        1,641           --        3,281
                                               ---------    ---------    ---------    ---------
Net income (loss) available to
   common shareholders                         $ (50,806)   $  11,271    $ (31,893)   $  (4,179)
                                               =========    =========    =========    =========
EARNINGS PER SHARE
Basic earnings (loss) per common share         $   (1.38)   $    0.72    $   (0.87)   $   (0.27)
                                               =========    =========    =========    =========
Diluted earnings (loss) per common share       $   (1.38)   $    0.71    $   (0.87)   $   (0.27)
                                               =========    =========    =========    =========

COMPREHENSIVE INCOME (LOSS):
Net income (loss)                              $ (50,806)   $  12,912    $ (31,893)   $    (898)
                                               ---------    ---------    ---------    ---------
Other comprehensive income (loss):
   Net unrealized investment gains (losses)       (5,934)          98        1,293        1,033
   Foreign currency translation adjustments          595          (31)      (4,683)         (31)
                                               ---------    ---------    ---------    ---------
   Total other comprehensive income (loss)        (5,339)          67       (3,390)       1,002
                                               ---------    ---------    ---------    ---------
Comprehensive income (loss)                    $ (56,145)   $  12,979    $ (35,283)   $     104
                                               =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)

            (Amounts expressed in thousands of United States dollars)

                Three and Six Months Ended June 30, 2001 and 2000

                                                      Three Months               Six Months
                                                 ----------------------    ----------------------
                                                    2001         2000         2001         2000
                                                 ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs     $ 240,272    $  36,786    $ 463,022    $  63,482
Ceded premiums paid net of acquisition costs       (88,504)     (20,366)    (162,089)     (16,166)
Claims and claims expenses paid                   (188,938)     (44,837)    (400,890)     (65,194)
Claims and claims expenses recovered                28,496        6,433       80,553        9,413
Underwriting expenses paid                         (23,461)      (9,379)     (53,541)     (11,542)
                                                 ---------    ---------    ---------    ---------
Cash for underwriting activities                   (32,135)     (31,363)     (72,945)     (20,007)
Net investment income received                      45,012        8,739       80,116       18,118
Other income received, net of expenses
                                                    (1,124)          --         (220)          --
General and administrative expenses paid            (4,777)          --       (8,999)        (452)
Interest expense and dividends on preferred
  shares of subsidiaries                            (5,458)        (306)     (12,678)        (611)
Income taxes paid                                   (1,022)          --         (697)          --
                                                 ---------    ---------    ---------    ---------
Cash from (for) operating activities                   496      (22,930)     (15,423)      (2,952)
                                                 ---------    ---------    ---------    ---------
INVESTING ACTIVITIES
Purchases of debt securities                      (274,960)     (39,135)    (881,958)    (137,909)
Sales of debt securities                           176,289       64,850      732,770      141,748
Maturities of debt securities                       11,871           --       52,784           --
Purchases of equity securities                          88           --       (2,431)          --
Sales of equity securities                          20,160           --       93,208           --
Effect on cash of exchange rate translation            781           --       (8,398)          --
Other                                               (1,197)          --       (1,988)          --
                                                 ---------    ---------    ---------    ---------
Cash from (for) investing activities               (66,968)      25,715      (16,013)       3,839
                                                 ---------    ---------    ---------    ---------
FINANCING ACTIVITIES
Issuance of indebtedness                            14,000           --       14,000           --
Repayment of indebtedness                               --           --          (29)          --
Purchase of capital securities                          --           --       (8,462)          --
Issuance of common shares                               53          317          328          441
Trenwick Group Ltd. common share
  dividends paid                                    (1,475)          --       (2,947)          --

LaSalle Re Holdings preferred share dividends
  paid prior to business combination                    --       (1,641)          --       (3,281)
Share and option repurchases                            --       (3,131)        (311)      (3,131)
Equity put option premium payments                    (411)          --       (1,319)        (387)
                                                 ---------    ---------    ---------    ---------
Cash from (for) financing activities                12,167       (4,455)       1,260       (6,358)
                                                 ---------    ---------    ---------    ---------

Change in cash and cash equivalents                (54,305)      (1,670)     (30,176)      (5,471)
Cash and cash equivalents, beginning of period     335,130       16,063      311,001       19,864
                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period         $ 280,825    $  14,393    $ 280,825    $  14,393
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                     Six Months Ended June 30, 2001 and 2000

                                                                         2001         2000
                                                                      ---------    ---------
Common shareholders' equity, beginning of period                      $ 652,187    $ 286,960
COMMON SHARES AND ADDITIONAL PAID IN CAPITAL
Issuance of 194,116 restricted common shares of Trenwick Group Ltd.       4,119           --
Issuance of 15,737 shares of Trenwick Group Ltd. and 20,412 common shares of LaSalle Re Holdings for cash under employee
  share purchase plans                                                      328          234
Issuance of 635 common shares of LaSalle Re Holdings under
  employee compensation plan                                                 --            8
Purchase and retirement of 14,609 common shares of Trenwick
   Group Ltd.                                                              (311)          --
Cancellation of 4,429 restricted common shares                              (58)          --
Equity put option premiums, net of applicable minority interest          (1,319)        (317)
Compensation recognized under employee program                              405           42
Change in minority interest                                                  --           71

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded                                         (4,119)          --
Compensation expense recognized under employee share purchase
 plans, net of minority interest                                            810          140
Cancellation of restricted common shares                                     58           --

RETAINED EARNINGS
Net loss                                                                (31,893)        (898)
LaSalle Re Holdings preferred share dividends
   prior to business combination                                             --       (3,281)
Trenwick Group Ltd. common share dividends, $0.08 per share              (2,947)          --
Options/share repurchase                                                     --       (2,404)
Change in minority interest                                                  --           22

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss)                                        (3,390)       1,002
                                                                      ---------    ---------
Common shareholders' equity, end of period                            $ 613,870    $ 281,579
                                                                      =========    =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
 (Amounts expressed in thousands of United States dollars except per share data)
                Three and Six Months Ended June 30, 2001 and 2000

Note 1              Organization
Organization        Trenwick  Group  Ltd.  was  formed as a holding  company  in
and Basis           Bermuda to  acquire  two  publicly  held  companies  and the
of Presentation     minority interest in a subsidiary of one of those companies.
                    That transaction, in which Trenwick Group Ltd. issued common shares to acquire LaSalle Re Holdings Limited, Trenwick
                    Group Inc. and the minority interest in LaSalle Re Limited, was completed on September 27, 2000.

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

                    - the minority interest in common shares and minority interest in net income of LaSalle Re Limited have been eliminated in the three and six months ended June 30, 2001; and

                    - the revenues and expenses of the former Trenwick Group Inc. were excluded from the three and six months ended June 30, 2000 and included for the three and six months ended June 30, 2001.

                    Under the purchase basis of accounting, the purchase price was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of those net assets acquired was recorded as goodwill, and is being amortized over twenty-five years. Refer to Note 5 for discussion regarding pending changes in accounting for amortization of goodwill.

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

Note 2              The following  tables  present  business  segment  financial
Segment             information  for  Trenwick  Group Ltd.  at June 30, 2001 and
Information         December  31,  2000 and for the three and six  months  ended
                    June 30, 2001 and 2000:

                                                       2001         2000
                                                    ----------   ----------
Total assets:
Worldwide property catastrophe reinsurance          $  591,111   $  557,401
U.S. treaty reinsurance                              1,536,855    1,759,678
International specialty insurance and reinsurance 477,641 473,612 Lloyd's syndicates:
   Continuing                                          940,507      808,483
   Runoff                                              110,725      157,627
U.S. specialty program insurance                       522,492      372,933
Unallocated                                            224,879       90,318
                                                    ----------   ----------
Total assets                                        $4,404,210   $4,220,052
                                                    ==========   ==========

                                                 Three Months          Six Months
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Total revenues:
Worldwide property catastrophe reinsurance   $ 31,162   $ 31,280   $ 62,173   $ 61,122
U.S. treaty reinsurance                        81,007         --    153,213         --
International specialty insurance and
  reinsurance                                  48,993         --     93,349         --
Lloyd's syndicates:
   Continuing                                  68,978      1,510    142,471      2,682
   Runoff                                       5,830      5,275      7,502      8,185
U.S. specialty program insurance               23,152         --     42,722         --
Unallocated                                     2,118         --      4,469         --
                                             --------   --------   --------   --------
Total revenues                               $261,240   $ 38,065   $505,899   $ 71,989
                                             ========   ========   ========   ========

                                                 Three Months            Six Months
                                             --------------------   --------------------
                                               2001        2000       2001        2000
                                             --------    --------   --------    --------
Net income (loss):
Worldwide property catastrophe reinsurance   $  8,900    $ 12,744   $ 27,107    $  1,173
U.S. treaty reinsurance                        (1,764)         --      7,496          --
International specialty insurance and
  reinsurance                                 (18,450)         --    (18,877)         --
Lloyd's syndicates:
   Continuing                                 (21,727)        123    (21,306)       (242)
   Runoff                                      (1,223)         45     (2,215)     (1,829)
U.S. specialty program insurance               (8,302)         --     (6,510)         --
Unallocated                                    (8,240)         --    (17,588)         --
                                             --------    --------   --------    --------
Total net income (loss)                      $(50,806)   $ 12,912   $(31,893)   $   (898)
                                             ========    ========   ========    ========

                    Revenues from transactions between operating segments, which are immaterial, have been eliminated in consolidation. Unallocated net income (loss) consists mainly of interest expense and dividends on preferred stock of subsidiaries, net of income taxes.

Note 3              The following  table sets forth the computation of basic and
Earnings            diluted  earnings  per share  for the  three and six  months
Per Share           ended June 30, 2001 and 2000:

                                                                Three Months                    Six Months
                                                        ----------------------------   ----------------------------
                                                            2001            2000           2001            2000
                                                        ------------    ------------   ------------    ------------
INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS
Net income (loss) available to common
  shareholders - basic                                  $    (50,806)   $     11,271   $    (31,893)   $     (4,179)
                                                        ============    ============   ============    ============
Net income (loss) available to common
  shareholders - diluted                                $    (50,806)   $     14,689   $    (31,893)   $     (4,179)
                                                        ============    ============   ============    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
Weighted average shares outstanding - basic               36,850,753      15,623,910     36,786,880      15,621,653
Net weighted average shares issuable (when
  dilutive) on exercise of stock options and warrants             --       5,038,657             --              --
                                                        ------------    ------------   ------------    ------------
Weighted average shares outstanding - diluted             36,850,753      20,662,567     36,786,880      15,621,653
                                                        ============    ============   ============    ============
Basic earnings (loss) per common share                  $      (1.38)   $       0.72   $      (0.87)   $      (0.27)
                                                        ============    ============   ============    ============
Diluted earnings (loss) per common share                $      (1.38)   $       0.71   $      (0.87)   $      (0.27)
                                                        ============    ============   ============    ============

Note 4              The components of premiums  written and earned for the three
Underwriting        and six months ended June 30, 2001 and 2000 are as follows:
Activities
                                Three Months               Six Months
                           ----------------------    ----------------------
                              2001         2000         2001         2000
                           ---------    ---------    ---------    ---------
Assumed premiums written   $ 140,148    $  32,080    $ 314,836    $  97,246
Direct premiums written      199,408           --      378,343           --
                           ---------    ---------    ---------    ---------
Gross premiums written       339,556       32,080      693,179       97,246
Ceded premiums written       (94,679)      (4,704)    (187,564)     (21,387)
                           ---------    ---------    ---------    ---------
Net premiums written       $ 244,877    $  27,376    $ 505,615    $  75,859
                           =========    =========    =========    =========

                               Three Months               Six Months
                          ----------------------    ----------------------
                             2001         2000         2001         2000
                          ---------    ---------    ---------    ---------
Assumed premiums earned   $  90,752    $  36,887    $ 168,524    $  71,348
Direct premiums earned      216,363           --      413,633           --
                          ---------    ---------    ---------    ---------
Gross premiums earned       307,115       36,887      582,157       71,348
Ceded premiums earned       (82,544)      (8,111)    (154,811)     (15,360)
                          ---------    ---------    ---------    ---------
Net premiums earned       $ 224,571    $  28,776    $ 427,346    $  55,988
                          =========    =========    =========    =========

Note 5              In July  2001,  the  Financial  Accounting  Standards  Board
Accounting          issued  statements   covering   business   combinations  and
Standards           goodwill and other intangible assets,  which are required to
                    be  adopted  at  the   beginning   of  2002.   The  business
                    combination  statement  requires that the purchase method of accounting be used for all business  combinations  initiated after  June 30,  2001.  The  goodwill  and other  intangible assets  statement  changes the expensing of goodwill from an
                    amortization   method   to  an   impairment-only   approach.
                    Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.

                    As of the date of adoption, Trenwick Group Ltd. expects to have unamortized goodwill in the amount of $20,209 which will be subject to the transition provisions of this statement. Amortization expense related to goodwill was $213 and $425 for the three and six months ended June 30, 2001, respectively.

                    Trenwick Group Ltd. has not determined the effect that this statement will have on its consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three and six months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick Group Ltd. contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2000.

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

Results of Operations - Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000

                                                      2001         2000       Change
                                                   ---------    ---------    ---------
                                                              (in thousands)
Underwriting income (loss)                         $ (93,734)   $   9,561    $(103,295)
Net investment income                                 33,186        9,251       23,935
Interest expense and dividends on
   preferred shares of subsidiaries                   (9,627)        (306)      (9,321)
General and administrative expenses                   (3,718)      (2,417)      (1,301)
Other income                                           1,211           --        1,211
                                                   ---------    ---------    ---------
Pre-tax operating income (loss)                      (72,682)      16,089      (88,771)
Applicable income taxes (benefit)                    (22,870)          --      (22,870)
                                                   ---------    ---------    ---------
Operating income (loss)                              (49,812)      16,089      (65,901)
Minority interest in operating (income) loss of
subsidiary                                                --       (3,418)       3,418
Net realized investment gains (losses), net of
minority interest and income taxes                     1,813           38        1,775
Foreign currency gains (losses), net of minority
interest and income taxes                                (73)         203         (276)
Restructuring costs, net of income taxes              (2,734)          --       (2,734)
                                                   ---------    ---------    ---------
Net income (loss)                                  $ (50,806)   $  12,912    $ (63,718)
                                                   =========    =========    =========

The operating loss of $49.8 million in the three months ended June 30, 2001 represented a $65.9 million decrease from operating income of $16.1 million recorded in the three months ended June 30, 2000. This decrease was principally the result of unusual loss activity and reserve strengthening, offset by increased investment income. The increase in investment income in 2001 was the result of the increase in the size of the investment portfolio from the Trenwick/LaSalle business combination. The decrease of $63.7 million in net income in 2001 when compared to 2000 was the result of the decrease in operating income, combined with $2.7 million of after-tax restructuring costs recorded in conjunction with management changes effected at Trenwick Group Ltd's London operations in April, offset in part by the absence of a minority interest in 2001 and the increase in realized investment gains.

Underwriting income (loss)

The underwriting result for the three months ended June 30, 2000 included only the results of LaSalle Re Holdings Limited; the underwriting result for the three months ended June 30, 2001 included the combined results of LaSalle Re Holdings Limited and Trenwick Group Inc.

                                                 2001          2000       Change
                                              ---------     ---------    ---------
                                                          (in thousands)
Net premiums earned                           $ 224,571     $  28,776    $ 195,795
                                              ---------     ---------    ---------
Claims and claims expenses incurred             235,551         9,720      225,831
Acquisition costs and underwriting expenses      82,754         9,495       73,259
                                              ---------     ---------    ---------
Total expenses                                  318,305        19,215      299,090
                                              ---------     ---------    ---------
Net underwriting income (loss)                $ (93,734)    $   9,561    $(103,295)
                                              =========     =========    =========
Loss ratio                                        104.9%         33.8%        71.1%
Underwriting expense ratio                         36.8%         33.0%         3.8%
Combined ratio                                    141.7%         66.8%        74.9%

The underwriting loss of $93.7 million in 2001 represented a $103.3 million decrease compared to underwriting income of $9.6 million in 2000. The increase in underwriting loss was primarily due to unusual loss activity and loss reserve strengthening recorded in 2001, which are discussed on page 12 under the caption "Claims and claims expenses."

The increase in the combined ratio in 2001 compared to 2000 resulted from the unusual loss activity and reserve strengthening which are discussed on page 12 under the caption "Claims and claims expenses," together with a significant change in Trenwick Group Ltd.'s mix of business following the Trenwick/LaSalle business combination. The increase in the underwriting expense ratio in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 can be principally attributed to the inclusion of Trenwick Group Inc.'s casualty business in the underwriting results in 2001.

Premiums written

Gross premiums written for 2001 were $339.6 million compared to $32.1 million for the three months ended June 30, 2000, an increase of $307.5 million or 959%. Details of gross premiums written are provided below:

                                                      2001      2000      Change
                                                    --------   -------   ---------
                                                            (in thousands)
Worldwide property catastrophe reinsurance          $ 35,687   $23,642   $  12,045
U.S. treaty reinsurance                               79,467        --      79,467
International specialty insurance and reinsurance     57,695        --      57,695
Lloyd's syndicates:
   Continuing                                         88,226     1,224      87,002
   Runoff                                              3,536     7,214      (3,678)
U.S. specialty program insurance                      74,945        --      74,945
                                                    --------   -------   ---------
Gross premiums written                              $339,556   $32,080   $ 307,476
                                                    ========   =======   =========

Worldwide property catastrophe reinsurance gross premium writings for the three months ended June 30, 2001 increased by $12.0 million, or 50.9% from the three months ended June 30, 2000 as a result of increased writings on U.S. catastrophe business.

The increase in Lloyd's gross written premiums for 2001 compared to 2000 was due to the addition of Trenwick Group Inc.'s Lloyd's operations managed by Chartwell Managing Agents Limited from the Trenwick/LaSalle business combination. A majority of the Lloyd's syndicate gross written premiums in 2001 represent the bookings of business managed by Chartwell Managing Agents Limited. The majority of Lloyd's business underwritten by LaSalle Re Holdings Limited prior to the combination with Trenwick Group Inc. was not renewed as of December 31, 2000 and have been classified as runoff. Additionally, results of operations from Lloyd's syndicates which were sold by Trenwick Group Inc. in 1999 have also been classified as runoff.

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written increased from $0 for the second quarter of 2000 to $79.5 million, $57.7 million and $74.9 million, respectively, for the second quarter of 2001. Trenwick Group Ltd. did not underwrite these businesses prior to the Trenwick/LaSalle business combination.

Premiums earned

                                       2001        2000       Change
                                    ---------    --------    ---------
                                              (in thousands)
Gross premiums written              $ 339,556    $ 32,080    $ 307,476
Change in gross unearned premiums     (32,441)      4,807      (37,248)
                                    ---------    --------    ---------
Gross premiums earned                 307,115      36,887      270,228
                                    ---------    --------    ---------
Gross premiums ceded                  (94,679)     (4,704)     (89,975)
Change in ceded unearned premiums      12,135      (3,407)      15,542
                                    ---------    --------    ---------
Ceded premiums earned                 (82,544)     (8,111)     (74,433)
                                    ---------    --------    ---------
Net premiums earned                 $ 224,571    $ 28,776    $(195,795)
                                    =========    ========    =========

Gross premiums ceded for the three months ended June 30, 2001 were $94.7 million compared to $4.7 million for the same period in 2000. The increase in gross premiums ceded of $90.0 million was due primarily to cessions relating to business acquired in the Trenwick/LaSalle business combination. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re Limited.

Net premiums earned for the three months ended June 30, 2001 were $224.6 million compared to $28.8 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2001 were $235.6 million, an increase of $225.8 million compared to claims and claims expenses of $9.7 million for 2000. The increase in claims and claims expenses in 2001 resulted from the addition of business acquired in the Trenwick/LaSalle business combination as well as unusual loss activity and loss reserve strengthening. Second quarter 2001 results include unusual loss activity of $10.5 million related to an accumulation of catastrophic losses including Tropical Storm Allison and storms affecting the Midwest United States. In addition, Trenwick strengthened its loss reserves by $76.7 million. The reserve strengthening included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001. In addition, $14.8 of the loss reserve strengthening related to one of the specialty program insurance segment's programs. Also included in the reserve strengthening was $27.4 million relating principally to the Lloyd's segment directors and officers liability business. Lastly, the reserve strengthening included $17.1 million stemming from deterioration in discontinued businesses and reviews of the property insurance and small premium liability business lines at the international specialty insurance and reinsurance segment.

Underwriting expenses

                                2001      2000     Change
                              -------    ------    -------
                                      (in thousands)
Policy acquisition costs      $63,100    $6,132    $56,968
Underwriting expenses          19,654     3,363     16,291
                              -------    ------    -------
Total underwriting expenses   $82,754    $9,495    $73,259
                              =======    ======    =======
Underwriting expense ratio       36.8%     33.0%       3.8%
                              =======    ======    =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $73.3 million compared to
underwriting   expenses  for  the  three  months  ended  June  30,  2000.  Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 36.8% for the three months ended June 30, 2001 compared to 33.0% for the same period in 2000. This increase resulted mainly from the addition of casualty business acquired in the Trenwick/LaSalle business combination. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Net Investment Income

                                        2001           2000          Change
                                    -----------     ---------     -----------
                                                  (in thousands)
Average invested assets             $ 2,190,057     $ 571,594     $ 1,618,463
Average annualized yields                  6.62%         6.25%           0.37%
                                    -----------     ---------     -----------
Investment income - portfolio            36,240         8,927          27,313

Investment income - non-portfolio           692           630              62
Investment expenses                      (3,746)         (306)         (3,440)
                                    -----------     ---------     -----------
Net investment income               $    33,186     $   9,251     $    23,935
                                    ===========     =========     ===========

Net investment income for the three months ended June 30, 2001 was $33.2 million compared to $9.3 million for the same period in 2000. The increase in net investment income in 2001 was due to the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $2.7 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick Group Ltd.'s invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $9.6 million for 2001, an increase of $9.3 million from the same period in 2000. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick Group Ltd.'s subsidiaries as well as the inclusion of dividends on preferred stock of LaSalle Re Holdings Limited in 2001, both as a result of the Trenwick/LaSalle business combination.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re Limited held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 23.2% of net income in the second quarter of 2000.

Net realized gains on investments, net of applicable minority interest and income taxes, were $1.8 million during the three months ended June 30, 2001, compared to net realized losses of $1.7 million for the three months ended March 31, 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick Group Ltd. recorded foreign currency losses, net of applicable minority interest and income taxes, of $0.1 million for the three months ended June 30, 2001, relatively unchanged from foreign currency gains of $0.4 million for the three months ended June 30, 2000.

Results of Operations - Six Months Ended June 30, 2001 and Six Months Ended June 30, 2000

                                                      2001         2000       Change
                                                   ---------    ---------    ---------
                                                              (in thousands)
Underwriting income (loss)                         $(104,482)   $ (15,050)   $ (89,432)
Net investment income                                 65,371       18,187       47,184
Interest expense and dividends on
   preferred stock of subsidiaries                   (20,453)        (611)     (19,842)
General and administrative expenses                   (7,604)      (2,417)      (5,187)
Other income                                           2,052           --        2,052
                                                   ---------    ---------    ---------
Pre-tax operating income (loss)                      (65,116)         109      (65,225)
Applicable income taxes (benefit)                    (27,402)          --      (27,402)
                                                   ---------    ---------    ---------
Operating income (loss)                              (37,714)         109      (37,823)
Minority interest in operating (income) loss of
subsidiary                                                --        1,258       (1,258)
Net realized investment gains (losses), net of
minority interest and income taxes                     9,583       (2,186)      11,769
Foreign currency gains (losses), net of minority
interest and income taxes                             (1,029)         373       (1,402)
Restructuring costs, net of income taxes              (2,734)        (452)      (2,282)
                                                   ---------    ---------    ---------
Net loss                                           $ (31,893)   $    (898)   $ (30,995)
                                                   =========    =========    =========

The operating loss of $37.7 million in the six months ended June 30, 2001 represented a $37.6 million decrease from the operating income of $0.1 million recorded in the six months ended June 30, 2000. This decrease was principally the result of unusual loss activity and loss reserve strengthening recorded during the first half of 2001, partially offset by increased investment income. The increase in investment income in 2001 was the result of the increase in the size of the investment portfolio from the Trenwick/LaSalle business combination. The decrease of $31.0 million in net income in 2001 when compared to 2000 was the result of the decrease in operating income and an increase in foreign exchange losses, which are discussed on page 18 under the caption "Non-Operating Income and Expenses," offset in part by the absence of a minority interest in 2001, and the increase in realized investment gains. Net income for the six months ended June 30, 2001 was also reduced by after tax restructuring costs of $2.7 million.

Underwriting income (loss)

The underwriting result for the six months ended June 30, 2000 included only the results of LaSalle Re Holdings Limited; the underwriting result for the six months ended June 30, 2001 included the combined results of LaSalle Re Holdings Limited and Trenwick Group Inc.

                                                 2001          2000        Change
                                              ---------     ---------     ---------
                                                          (in thousands)
Net premiums earned                           $ 427,346     $  55,988     $ 371,358
                                              ---------     ---------     ---------
Claims and claims expenses incurred             373,832        53,266       320,566
Acquisition costs and underwriting expenses     157,996        17,772       140,224
                                              ---------     ---------     ---------
Total expenses                                  531,828        71,038       460,790
                                              ---------     ---------     ---------
Net underwriting (loss)                       $(104,482)    $ (15,050)    $ (89,432)
                                              =========     =========     =========
Loss ratio                                         87.5%         95.1%         (7.6)%
Underwriting expense ratio                         37.0%         31.7%          5.3%
Combined ratio                                    124.5%        126.8%         (2.3)%

The underwriting loss of $104.5 million in 2001 represented a $89.4 million increase compared to the underwriting loss of $15.1 million in 2000. The increase in underwriting loss was primarily due to 14.4 million in catastrophe losses recorded in the first half of 2001 as well as $76.7 of reserve strengthening. During the first half of 2000, underwriting results included additions to loss reserves of $23.0 million relating to the December 1999 winter storms which hit France and Denmark.

The decrease in the combined ratio in 2001 compared to 2000 also resulted from a significant change in Trenwick Group Ltd.'s mix of business following the Trenwick/LaSalle business combination. Both the decrease in the loss ratio and the increase in the underwriting expense ratio in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted from the inclusion of Trenwick Group Inc.'s casualty business in the underwriting results in 2001.

Premiums written

Gross premiums written for 2001 were $693.2 million compared to $97.2 million for the six months ended June 30, 2000, an increase of $595.9 million or 613%. Details of gross premiums written are provided below:

                                                      2001       2000     Change
                                                   ---------  ---------  ---------
                                                             (in thousands)
Worldwide property catastrophe reinsurance         $  94,634  $  82,036  $  12,598
U.S. treaty reinsurance                              162,098         --    162,098
International specialty insurance and reinsurance    119,911         --    119,911
Lloyd's syndicates:
   Continuing                                        172,383      3,183    169,200
   Runoff                                                651     12,027    (11,376)
U.S. specialty program insurance                     143,502         --    143,502
                                                   ---------  ---------  ---------
Gross premiums written                             $ 693,179  $  97,246  $ 595,933
                                                   =========  =========  =========

Worldwide property catastrophe reinsurance gross premium writings for the six months ended June 30, 2001 increased by $12.6 million over the six months ended June 30, 2000 due to an increase in rates on renewal business combined with an increase in new writings, principally in the United States.

The increase in Lloyd's gross written premiums for 2001 compared to 2000 was due to the addition of Trenwick Group Inc.'s Lloyd's operations managed by Chartwell Managing Agents Limited from the Trenwick/LaSalle business combination. A majority of the Lloyd's syndicate gross written premiums in 2001 represent the bookings of business managed by Chartwell Managing Agents Limited. The majority of Lloyd's business underwritten by LaSalle Re Holdings Limited prior to the combination with Trenwick Group Inc. was not renewed as of December 31, 2000 and have been classified as runoff. Additionally, results of operations from Lloyd's syndicates which were sold by Trenwick Group Inc. in 1999 have also been classified as runoff.

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written increased from $0 for the first half of 2000 to $162.1 million, $119.9 million and $143.5 million, respectively, for the first half of 2001. Trenwick Group Ltd. did not underwrite these businesses prior to the Trenwick/LaSalle business combination.

Premiums earned

                                       2001         2000       Change
                                    ---------    ---------    ---------
                                               (in thousands)
Gross premiums written              $ 693,179    $  97,246    $ 595,933
Change in gross unearned premiums    (111,022)     (25,898)     (85,124)
                                    ---------    ---------    ---------
Gross premiums earned                 582,157       71,348      510,809
                                    ---------    ---------    ---------
Gross premiums ceded                 (187,564)     (21,387)    (166,177)
Change in ceded unearned premiums      32,753        6,027       26,726
                                    ---------    ---------    ---------
Ceded premiums earned                (154,811)     (15,360)    (139,451)
                                    ---------    ---------    ---------
Net premiums earned                 $ 427,346    $  55,988    $ 371,358
                                    =========    =========    =========

Gross premiums ceded for the six months ended June 30, 2001 were $187.6 million compared to $21.4 million for the same period in 2000. The increase in gross premiums ceded of $166.2 million was due primarily to cessions relating to business acquired in the Trenwick/LaSalle business combination. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re Limited.

Net premiums earned for the six months ended June 30, 2001 were $427.3 million compared to $56.0 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2001 were $373.8 million, an increase of $320.6 million compared to claims and claims expenses of $53.3 million for 2000. The increase in claims and claims expenses in 2001 resulted from the addition of business acquired in the Trenwick/LaSalle business combination as well as to unusual loss activity and loss reserve strengthening. During the first half of 2001, claims and claims expenses included $14.4 million of unusual loss activity, including $10.5 million related to an accumulation of catastrophic losses including Tropical Storm Allison and storms affecting the Midwest United States and $3.9 million relating to the sinking of the Petrobras oil rig. Trenwick also recorded $76.7 million of reserve strengthening, which included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001. In addition, $14.8 of the loss reserve strengthening related to one of the specialty program insurance segment's programs. Also included in the reserve strengthening was $27.4 million relating principally to the Lloyd's segment directors and officers liability business. Lastly, the reserve strengthening included $17.1 million stemming from deterioration in discontinued businesses and reviews of the property insurance and small premium liability business lines at the international specialty insurance and reinsurance segment.

Underwriting expenses

                                2001        2000      Change
                              --------    --------    --------
                                       (in thousands)
Policy acquisition costs      $122,456    $ 10,642    $111,814
Underwriting expenses           35,540       7,130      28,410
                              --------    --------    --------
Total underwriting expenses   $157,996    $ 17,772    $140,224
                              ========    ========    ========
Underwriting expense ratio        37.0%       31.7%        5.3%
                              ========    ========    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $140.2 million compared to underwriting expenses for the six months ended June 30, 2000. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 37.0% for the six months ended June 30, 2001 compared to 31.7% for the same period in 2000. The increase in the underwriting expense ratio occurred principally because of an increase in policy acquisition costs relating to casualty business acquired in the Trenwick/LaSalle business combination. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Net Investment Income

                                       2001            2000          Change
                                   -----------     -----------     -----------
(in thousands)
Average invested assets            $ 2,205,830     $   563,670     $ 1,642,160
Average annualized yields                 6.52%           6.19%           0.33%
                                   -----------     -----------     -----------
Investment income - portfolio           71,928          17,445          54,483

Investment income - non-portfolio        3,577           1,192           2,385
Investment expenses                     (7,771)           (450)         (7,321)
                                   -----------     -----------     -----------
Net investment income              $    65,371     $    18,187     $    47,184
                                   ===========     ===========     ===========

Net investment income for the six months ended June 30, 2001 was $65.4 million compared to $18.2 million for the same period in 2000. The increase in net investment income in 2001 was due to the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $5.6 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick Group Ltd.'s invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $20.5 million for 2001, an increase of $19.8 million from the same period in 2000. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick Group Ltd.'s subsidiaries as well as the inclusion of dividends on preferred stock of LaSalle Re Holdings Limited in 2001, both as a result of the Trenwick/LaSalle business combination.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re Limited held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 23.2% of net income in the first half of 2000.

Net realized gains on investments, net of applicable minority interest and income taxes, were $9.6 million during the six months ended June 30, 2001, compared to net realized losses of $2.2 million for the six months ended June 30, 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick Group Ltd. recorded foreign currency losses, net of applicable minority interest and income taxes, of $1.0 million for the six months ended June 30, 2001, compared to foreign currency gains of $0.4 million for the six months ended June 30, 2000 due to the decline in the value of European currencies in the latter portion of 2000, principally the British pound sterling, against the US dollar.

Liquidity and Capital Resources

As of June 30, 2001, Trenwick Group Ltd.'s consolidated investments and cash totaled $2.2 billion, unchanged from the balance at December 31, 2000. The cost of Trenwick Group Ltd.'s equity securities was $9.6 million less than fair value at June 30, 2001 and exceeded fair value by $2.1 million at December 31, 2000. The fair value of Trenwick Group Ltd.'s debt securities exceeded amortized cost by $19.1 million at June 30, 2001 and by $27.0 million at December 31, 2000.

As of June 30, 2001, Trenwick Group Ltd. consolidated common shareholders' equity totaled $613.9 million, or $16.65 per common share, compared to $652.2 million, or $17.79 per common share at December 31, 2000. During the six months ended June 30, 2001, the unrealized appreciation of debt and equity securities increased by $1.3 million, net of tax, or $0.04 per share.

Cash used in Trenwick Group Ltd.'s operating activities for the six months ended June 30, 2001 was $15.4 million compared to cash used in Trenwick Group Ltd.'s operating activities of $3.0 million in the comparable period of 2000. The reduction in cash flow from operations was due primarily to an overall increase in claims and claims expenses paid as a result of an increase in catastrophe losses in the past few years.

Net cash used in financing activities during the six months ended March 31, 2001 included $2.9 million of dividends paid to common shareholders. During the six months ended June 30, 2000, net cash used in financing activities included $3.3 million of dividends to preferred shareholders.

Trenwick Group Ltd. paid a dividend of $0.04 per common share in each of the first two quarters of 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the first two quarters of 2001 and the first two quarters of 2000. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick Group Ltd.'s results of operations and the capital requirements, growth and other characteristics of its businesses.

Trenwick Group Ltd.'s total debt to capital ratio (total debt excluding the preferred capital securities divided by total debt, preferred capital securities, preferred shares and common shareholders' equity) increased to 28.3% at June 30, 2001 from 26.3% on December 31, 2000.

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

Accounting Standards

In July 2001, the Financial Accounting Standards Board issued statements covering business combinations and goodwill and other intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The goodwill and other intangible assets statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has not determined the effect, if any, that this statement will have on its consolidated financial position or results of operations.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The annual general meeting of shareholders was held in Hamilton, Bermuda, on May 11, 2001. Represented in person or by proxy at the annual general meeting were 31,187,093 common shares, which was 84.7% of outstanding common shares.

The following four directors were elected to a three year term expiring in 2004 by the following votes of Trenwick Group Ltd.'s common shareholders.

                                Number of Shares
                                ----------------

                                       For                          Withheld
                                       ---                          --------
Frank E. Grzelecki                  29,079,986                     2,107,107
Peter J. Rackley                    29,079,986                     2,107,107
Frederick D. Watkins                29,079,886                     2,107,207
Stephen R. Wilcox                   29,080,047                     2,107,046

The  appointment  of   PricewaterhouseCoopers   LLP  as  Trenwick  Group  Ltd.'s
independent accountants was ratified by the following vote of Trenwick's common shareholders:

                                Number of Shares
                                ----------------

           For                       Against                        Abstain
           ---                       -------                        -------
        31,101,158                    68,830                         17,105

The Trenwick Group Ltd. Non-Employee Director Equity Incentive Plan was approved by the following vote of Trenwick Group Ltd.'s common shareholders.

                                Number of Shares
                                ----------------

         For                         Against                        Abstain
         ---                         -------                        -------
      27,254,124                    3,008,686                       924,283

The Trenwick Group Ltd. Employee Share Purchase Plan was approved by the following vote of Trenwick Group Ltd.'s common shareholders.

                                 Number of Shares
                                 ----------------

         For                         Against                        Abstain
         ---                         -------                        -------
      30,055,871                     216,816                        914,406

Item 5. Other Information

     None

Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

     10.1 Employment Agreement, dated May 11, 2001, by and between Trenwick Group Ltd. and James F. Billett, Jr. *

          *Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended June 30, 2001:

     Date of Report                             Item Reported
     --------------                             -------------

     July 24, 2001              Press release, dated July 24, 2001, announcing
                                second quarter earnings charges.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRENWICK GROUP LTD.

Date: August 14, 2001               By:     /s/  James F. Billett, Jr.
                                            --------------------------
                                            Name:  James F. Billett, Jr.
                                            Title: Chairman, President and
                                                   Chief Executive Officer

Date:  August 14, 2001              By:     /s/ Coleman D. Ross
                                            -------------------
                                            Name:  Coleman D. Ross
                                            Title: Executive Vice President and
                                                   Chief Financial Officer