Form 10-Q
period 2001-09-30
TRENWICK GROUP LTD
filed 2001-11-14
CIK 1122211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.
       For the quarterly period ended September 30, 2001.

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from           to            .
                                      ---------     ---------

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

                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
Description of Class                                as of November 13, 2001
------------------------------                      -----------------------
Common Shares - $.10 par value                           36,859,840

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
ITEM 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheet
          September 30, 2001 and December 31, 2000 .........................................  1

          Consolidated Statement of Operations and Comprehensive Income
          Three and Nine Months Ended September 30, 2001 and 2000 ..........................  2

          Consolidated Statement of Cash Flows
          Nine Months ended September 30, 2001 and 2000 ....................................  3

          Consolidated Statement of Changes in Common Shareholders' Equity
          Nine Months Ended September 30, 2001 and 2000 ....................................  4

          Notes to Unaudited Consolidated Financial Statements .............................  5


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .......................................................................  10

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.........................  20

                           PART II - OTHER INFORMATION

ITEM 1.   Legal proceedings ................................................................  23

ITEM 2.   Changes in Securities and Use of Proceeds ........................................  23

ITEM 3.   Defaults Upon Senior Securities ..................................................  23

ITEM 4.   Submission of Matters to a Vote of Security Holders ..............................  23

ITEM 5.   Other Information ................................................................  23

ITEM 6.   Exhibits and Reports on Form 8-K .................................................  23

Signatures .................................................................................  24

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
           (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
              September 30, 2001 (Unaudited) and December 31, 2000

                                                               2001         2000
                                                           -----------  ----------
ASSETS
Debt securities available for sale, at fair value          $2,026,618   $1,813,678
Equity securities at fair value                                23,185      115,901
Cash and cash equivalents                                     269,528      311,001
Accrued investment income                                      35,663       38,171
Premiums receivable                                           548,138      473,245
Reinsurance recoverable balances, net                       1,367,288      932,051
Prepaid reinsurance premiums                                  184,688      147,399
Deferred policy acquisition costs                             117,258      100,423
Net deferred income taxes                                     116,011      104,889
Other assets                                                  185,471      183,294
                                                           ----------   ----------
Total assets                                               $4,873,848   $4,220,052
                                                           ==========   ==========
LIABILITIES
Unpaid claims and claims expenses                          $3,005,854   $2,408,926
Unearned premium income                                       603,165      496,338
Reinsurance balances payable                                  169,082      133,160
Indebtedness                                                  298,858      286,805
Other liabilities                                             106,125       90,866
                                                           ----------   ----------
Total liabilities                                           4,183,084    3,416,095
                                                           ----------   ----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities
   of subsidiary trust holding solely junior subordinated
   debentures of U.S. subsidiary                               68,716       76,770
Preferred shares of Bermuda subsidiary                         75,000       75,000
                                                           ----------   ----------
Total minority interest                                       143,716      151,770
                                                           ----------   ----------
COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,859,840 and
   36,665,103 shares issued and outstanding                     3,686        3,667
Additional paid in capital                                    578,570      575,401
Deferred compensation under share award plans                  (5,589)      (2,660)
Retained earnings (accumulated deficit)                       (73,958)      58,485
Accumulated other comprehensive income                         44,339       17,294
                                                           ----------   ----------
Total common shareholders' equity                             547,048      652,187
                                                           ----------   ----------
Total liabilities, minority interest and
   common shareholders' equity                             $4,873,848   $4,220,052
                                                           ==========   ==========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited) (Amounts expressed in thousands of United States dollars, except per share data)
             Three and Nine Months Ended September 30, 2001 and 2000

                                                  Three Months            Nine Months
                                              --------------------   ---------------------
                                                 2001        2000       2001        2000
                                              ---------    -------   ---------    --------
Revenues:
Net premiums earned                           $ 239,862    $26,751   $ 667,208    $ 82,739
Net investment income                            30,770      9,591      96,141      27,778
Net realized investment gains (losses)           (3,302)       270       7,828      (1,916)
Other income                                      1,233         --       3,285          --
                                              ---------    -------   ---------    --------
Total revenues                                  268,563     36,612     774,462     108,601
                                              ---------    -------   ---------    --------

Expenses:
Claims and claims expenses incurred             264,344     15,924     638,176      69,190
Policy acquisition costs                         75,017      5,621     197,473      16,269
Underwriting expenses                            21,352      3,264      56,892      10,387
General and administrative expenses               3,845        424      15,122       3,293
Interest expense and dividends on
   preferred shares of subsidiaries               9,601        304      30,054         915
Foreign currency losses                           1,397        426       2,932          53
                                              ---------    -------   ---------    --------
Total expenses                                  375,556     25,963     940,649     100,107
                                              ---------    -------   ---------    --------
Income (loss) before other minority
   interest and income taxes                   (106,993)    10,649    (166,187)      8,494
Other minority interest in net
   income of subsidiary                              --      2,097          --         839
                                              ---------    -------   ---------    --------
Income (loss) before income taxes (benefit)    (106,993)     8,552    (166,187)      7,655
Applicable income taxes (benefit)               (10,886)        --     (38,187)         --
                                              ---------    -------   ---------    --------
Net income (loss)                               (96,107)     8,552    (128,000)      7,655
Dividends on preferred shares                        --      1,641          --       4,923
                                              ---------    -------   ---------    --------
Net income (loss) available to
   common shareholders                        $ (96,107)   $ 6,911   $(128,000)   $  2,732
                                              =========    =======   =========    ========
EARNINGS PER COMMON SHARE
Basic and diluted earnings (loss)
   per share                                  $   (2.61)   $  0.44   $   (3.48)   $   0.17
                                              =========    =======   =========    ========
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                             $ (96,107)   $ 8,552   $(128,000)   $  7,655
                                              ---------    -------   ---------    --------
Other comprehensive income (loss):
   Net unrealized investment gains               28,314      3,613      29,607       4,615
   Foreign currency translation adjustments       2,121         --      (2,562)         --
                                              ---------    -------   ---------    --------
   Total other comprehensive income              30,435      3,613      27,045       4,615
                                              ---------    -------   ---------    --------
Comprehensive income (loss)                   $ (65,672)   $12,165   $(100,955)   $ 12,270
                                              =========    =======   =========    ========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                  Nine Months Ended September 30, 2001 and 2000

                                                       Nine Months
                                                 -----------------------
                                                    2001          2000
                                                 ----------    ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs    $   741,435    $  89,307
Ceded premiums paid, net of acquisition costs      (226,382)     (20,932)
Claims and claims expenses paid                    (621,610)     (79,712)
Claims and claims expenses recovered                139,179       10,312
Underwriting expenses paid                          (71,620)     (18,615)
                                                -----------    ---------
Cash for underwriting activities                    (38,998)     (19,640)
Net investment income received                      116,607       27,615
Other income received, net of expenses                  112           --
General and administrative expenses paid            (15,682)        (876)
Interest expense and subsidiary preferred
   share dividends paid                             (27,164)        (915)
Income taxes paid                                    (1,007)          --
                                                -----------    ---------
Cash from operating activities                       33,868        6,184
                                                -----------    ---------
INVESTING ACTIVITIES
Purchases of debt securities                     (1,250,816)    (206,856)
Sales of debt securities                          1,002,121      197,979
Maturities of debt securities                        86,472           --
Purchases of equity securities                       (2,514)          --
Sales of equity securities                           97,926           --
Cash acquired in purchase of subsidiary                  --      188,917
Effect on cash of exchange rate translation          (2,625)          --
Other                                                (5,088)         (11)
                                                -----------    ---------
Cash from (for)investing activities                 (74,524)    180,029
                                                -----------    ---------
FINANCING ACTIVITIES
Issuance of indebtedness                             14,000           --
Repayment of indebtedness                              (647)          --
Purchase of capital securities                       (8,462)          --
Issuance of common shares                               364        1,124
Trenwick Group Ltd. common share
   dividends paid                                    (4,442)          --
LaSalle Re Holdings preferred share dividends
   paid prior to business combination                    --       (4,923)
Share and option repurchases                           (311)      (3,175)
Equity put option premium payments                   (1,319)        (825)
                                                -----------    ---------
Cash for financing activities                          (817)      (7,799)
                                                -----------    ---------
Change in cash and cash equivalents                 (41,473)     178,414
Cash and cash equivalents, beginning of period      311,001       19,864
                                                -----------    ---------
Cash and cash equivalents, end of period        $   269,528    $ 198,278
                                                ===========    =========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                  Nine Months Ended September 30, 2001 and 2000

                                                                            2001        2000
                                                                         ---------    --------
Common shareholders' equity, beginning of period                         $ 652,187    $286,960
COMMON SHARES AND ADDITIONAL PAID IN CAPITAL
Issuance of 21,034,200 shares of Trenwick Group Ltd. to acquire minority interest in LaSalle Re Holdings' subsidiary and Trenwick
   Group Inc., net of acquisition costs                                         --     345,014
Issuance of 194,116 restricted common shares of Trenwick Group Ltd.          4,119          --
Issuance of 20,366 shares of Trenwick Group Ltd. and 21,532 common shares of LaSalle Re Holdings for cash under employee
   share purchase plans                                                        363         247
Issuance of 653 common shares of LaSalle Re Holdings under
   employee compensation plan                                                   --           7
Purchase and retirement of 14,609 common shares of Trenwick
   Group Ltd.                                                                 (311)         --
Cancellation of 5,134 restricted common shares                                 (70)         --
Equity put option premiums, net of applicable minority interest             (1,319)       (631)
Exercise of options to acquire shares of LaSalle Re Holdings
   and its subsidiary                                                           --         113
Compensation recognized under employee program                                 405         243
Change in minority interest                                                     --        (684)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded on acquisition of Trenwick Group Inc.          --      (2,803)
Other restricted common shares awarded                                      (4,119)         --
Compensation expense recognized under employee share purchase
   plans, net of minority interest                                           1,121         208
Cancellation of restricted common shares                                        70          --
Change in minority interest                                                     --           2
Acquisition of minority interest                                                --         (73)

RETAINED EARNINGS
Net income (loss)                                                         (128,000)      7,655
LaSalle Re Holdings preferred share dividends
   prior to business combination                                                --      (4,923)
Trenwick Group Ltd. common share dividends, $0.12 per share                 (4,443)         --
Options/share repurchase                                                        --      (2,437)
Change in minority interest                                                     --        (176)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income                                                  27,045       4,615
Change in minority interest                                                     --          24
Acquisition of minority interest                                                --        (891)
                                                                         ---------    --------
Common shareholders' equity, end of period                               $ 547,048    $632,470
                                                                         =========    ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
(Amounts expressed in thousands of United States dollars except per share data)
             Three and Nine Months Ended September 30, 2001 and 2000

Note 1         Organization
Organization Trenwick Group Ltd. was formed as a holding company in Bermuda to and Basis acquire two publicly held companies and the minority interest in
of             a subsidiary  of one of those  companies.  That  transaction,  in
Presentation   which Trenwick Group Ltd. issued common shares to acquire LaSalle
               Re Holdings Limited, Trenwick Group Inc. and the minority interest in LaSalle Re Limited, was completed on September 27, 2000.

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

               Basis of Presentation

               The business combination between LaSalle Re Holdings Limited and Trenwick Group Inc. was accounted for as a purchase by LaSalle Re Holdings Limited of Trenwick Group Inc. and of the minority interest in LaSalle Re Limited, effective September 27, 2000. Accordingly, in these financial statements:

               o the assets and liabilities presented include those of LaSalle Re Holdings Limited, the minority interest in LaSalle Re Limited and the former Trenwick Group Inc.;

               o the revenues and expenses of LaSalle Re Holdings Limited have been included for all periods presented;

               o the minority interest in common shares and minority interest in net income of LaSalle Re Limited have been eliminated in the three and nine months ended September 30, 2001; and

               o the revenues and expenses of the former Trenwick Group Inc. were excluded from the three and nine months ended September 30, 2000 and included for the three and nine months ended September 30, 2001.

               Under the purchase basis of accounting, the purchase price was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of those net assets acquired was recorded as goodwill, and is being amortized over twenty-five years. Refer to Note 5 for a discussion regarding pending changes in accounting for amortization of goodwill.

               The interim financial statements include the accounts of Trenwick Group Ltd. and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to the current presentation.

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

Note 2         The  following   tables  present   business   segment   financial
Segment        information  for Trenwick  Group Ltd. at  September  30, 2001 and
Information    December  31,  2000  and for the  three  and  nine  months  ended
               September 30, 2001 and 2000:

                                                       2001         2000
                                                    ----------   ----------
Total assets:
Worldwide property catastrophe reinsurance          $  682,812   $  557,401
U.S. treaty reinsurance                              1,652,430    1,759,678
International specialty insurance and reinsurance 513,941 473,612 Lloyd's syndicates:
   Continuing                                        1,262,156      808,483
   Runoff                                              110,248      157,627
U.S. specialty program insurance                       544,197      372,933
Unallocated                                            108,064       90,318
                                                    ----------   ----------
Total assets                                        $4,873,848   $4,220,052
                                                    ==========   ==========

                                                Three Months         Nine Months
                                             ------------------   -------------------
                                               2001       2000      2001       2000
                                             --------   -------   --------   --------
Total revenues:
Worldwide property catastrophe reinsurance   $ 33,754   $29,283   $ 95,927   $ 90,404
U.S. treaty reinsurance                        82,137        --    235,350         --
International specialty insurance and
   reinsurance                                 46,953        --    140,302         --
Lloyd's syndicates:
   Continuing                                  78,471     2,352    220,942      5,033
   Runoff                                       1,550     4,977      9,052     13,164
U.S. specialty program insurance               24,944        --     67,666         --
Unallocated                                       754        --      5,223         --
                                             --------   -------   --------   --------
Total revenues                               $268,563   $36,612   $774,462   $108,601
                                             ========   =======   ========   ========

                                                  Three Months            Nine Months
                                             -------------------    --------------------
                                               2001       2000         2001        2000
                                             --------    -------    ---------    -------
Net income (loss):
Worldwide property catastrophe reinsurance   $(65,318)   $13,433    $ (38,211)   $14,606
U.S. treaty reinsurance                           309         --        7,805         --
International specialty insurance and
   reinsurance                                 (8,811)        --      (27,688)        --
Lloyd's syndicates:
   Continuing                                  (7,895)    (1,314)     (29,201)    (1,556)
   Runoff                                      (7,763)    (3,567)      (9,978)    (5,395)
U.S. specialty program insurance                1,872         --       (4,638)        --
Unallocated                                    (8,501)        --      (26,089)        --
                                             --------    -------    ---------    -------
Total net income (loss)                      $(96,107)   $ 8,552    $(128,000)   $ 7,655
                                             ========    =======    =========    =======

               Revenues from transactions between operating segments, which are immaterial, have been eliminated in consolidation. Unallocated net income (loss) consists mainly of interest expense and dividends on preferred stock of subsidiaries, net of income taxes.


Note 3         The  following  table  sets  forth the  computation  of basic and
Earnings       diluted  earnings  per common share for the three and nine months
Per Share      ended September 30, 2001 and 2000:

                                                             Three Months                 Nine Months
                                                      -------------------------   --------------------------
                                                          2001         2000          2001           2000
                                                      -----------   -----------   -----------    -----------
INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS
Net income (loss) available to common
   shareholders - basic                               $   (96,107)  $     6,911   $  (128,000)   $     2,732
Other minority interest in net income of subsidiary            --         1,641            --            839
                                                      -----------   -----------   -----------    -----------
Net income (loss) available to common
   shareholders - diluted                             $   (96,107)  $     9,008   $  (128,000)   $     3,571
                                                      ===========   ===========   ===========    ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
Weighted average shares outstanding - basic            36,855,579    15,788,915    36,810,031     15,621,556
Net weighted average shares issuable (when
   dilutive) on exercise of stock options and
   warrants and on conversion of minority interest
   shares of subsidiary                                        --     4,746,676            --      5,054,525
                                                      -----------   -----------   -----------    -----------
Weighted average shares outstanding - diluted          36,855,579    20,535,591    36,810,031     20,676,081
                                                      ===========   ===========   ===========    ===========
Basic and diluted earnings (loss)
   per common share                                   $     (2.61)  $      0.44   $     (3.48)   $      0.17
                                                      ===========   ===========   ===========    ===========

Note 4         The  components  of premiums  written and earned for the three
Underwriting   and nine months ended September 30, 2001 and 2000 are as follows:
Activities


                                Three Months             Nine Months
                            --------------------    ----------------------
                                2001       2000        2001         2000
                            ---------    -------    ----------    --------
Assumed premiums written    $ 225,439    $25,321    $  456,928    $122,567
Direct premiums written       142,104         --       603,794          --
                            ---------    -------    ----------    --------
Gross premiums written        367,543     25,321     1,060,722     122,567
Ceded premiums written       (124,709)    (9,053)     (312,273)    (30,440)
                            ---------    -------    ----------    --------
Net premiums written        $ 242,834    $16,268    $  748,449    $ 92,127
                            =========    =======    ==========    ========

                                Three Months             Nine Months
                            --------------------    ----------------------
                               2001       2000          2001        2000
                            ---------    -------    ----------    --------
Assumed premiums earned     $ 156,806    $35,285    $  409,144    $106,634
Direct premiums earned        190,813         --       537,802          --
                            ---------    -------    ----------    --------
Gross premiums earned         347,619     35,285       946,946     106,634
Ceded premiums earned        (107,758)    (8,534)     (279,738)    (23,895)
                            ---------    -------    ----------    --------
Net premiums earned         $ 239,862    $26,751    $  667,208    $ 82,739
                            =========    =======    ==========    ========

Note 5         During the quarter ended September 30, 2001,  Trenwick Group Ltd.
World Trade    incurred  significant  losses  related to the World Trade  Center
Center         terrorist  attack  and  related   disasters  on  September  11th.
Terrorist      Trenwick Group Ltd.'s incurred losses are based upon the estimate
Attack         of  its  ultimate  exposure  which  was  derived  from  a  manual and Related assessment of its outstanding policies to determine potential Disasters exposure, and market share analysis, probable maximum loss analysis,  independent  risk  modeling  analysis  and cedent loss estimates.  Trenwick  Group  Ltd.'s  losses stem from  commercial
               property  damage,   which  includes  business   interruption  and
               incidental  workers'  compensation   coverage,   and  catastrophe
               aviation coverage. The estimated loss from the World Trade Center terrorist  attack and related  disasters  is  approximately  $404 million before reinsurance recoveries. Of the approximate $304 million reinsurance recoverable, 95% are from reinsurers rated A or better by Standard & Poor's or, alternatively by A.M. Best
               Company. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the current level of losses represents
               Trenwick Group Ltd.'s best estimate at this time. As more accurate information regarding the events becomes available, this estimate will be revised if necessary.

Note 6         In July 2001,  the Financial  Accounting  Standards  Board issued
Accounting statements covering business combinations and goodwill and other Standards intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. The goodwill and other intangible assets statement changes the expensing of goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.

               As of September 30, 2001, Trenwick Group Ltd. has unamortized goodwill in the amount of $42,086, which will be subject to the transition provisions of this statement. Amortization expense related to goodwill was $213 and $638 for the three and nine months ended September 30, 2001, respectively.

               Trenwick Group Ltd. has not determined the effect that this statement will have on its consolidated financial position or results of operations.

Note 7 On November 13, 2001, Trenwick America Corporation amended its Subsequent credit facility to provide for the waiver and amendment of
Event          covenants  related to the  repurchase  of preferred  shares,  the maintenance of a minimum interest coverage ratio, the maintenance of a minimum risk based capital ratio for Trenwick America
               Corporation's subsidiary, Chartwell Insurance Company and the maintenance of a minimum tangible net worth. The amendment also increased the interest rate payable on outstanding indebtedness of Trenwick America Corporation to its lenders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three and nine months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick Group Ltd. contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2000.

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

o Chartwell Managing Agents Limited, which is located in London, England, manages underwriting syndicates in the Lloyd's market, principally for Trenwick Group Ltd.'s own account; and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance through its operating subsidiaries, The
Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company.

All of Trenwick Group Ltd.'s principal operating subsidiaries are rated A- (Excellent) by A.M. Best Company with a negative outlook and have been assigned a financial strength rating of A- by Standard and Poor's with a stable outlook. Chartwell Managing Agents Limited's syndicates are not separately rated, but trade with their business counterparties on the basis of the ratings of Lloyd's which is currently rated "A-" (Excellent) by A.M. Best Company and currently has an A financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended September 30, 2001 and 2000

                                                            2001          2000           Change
                                                         ---------   --------------     ---------
                                                                     (in thousands)
Underwriting income (loss)                               $(120,851)      $ 1,942        $(122,793)
Net investment income                                       30,770         9,591           21,179
Interest expense and dividends on
   preferred shares of subsidiaries                         (9,601)         (304)          (9,297)
General and administrative expenses                         (3,845)         (424)          (3,421)
Other income                                                 1,233            --            1,233
                                                         ---------       -------        ---------
Pre-tax operating income (loss)                           (102,294)       10,805         (113,099)
Applicable income taxes (benefit)                           (8,820)           --           (8,820)
                                                         ---------       -------        ---------
Operating income (loss)                                    (93,474)       10,805         (104,279)
Minority interest in operating income of subsidiary             --        (2,097)           2,097
Net realized investment gains (losses), net of
   minority interest and income taxes                       (1,698)          270           (1,968)
Foreign currency losses, net of minority interest
   and income taxes                                           (935)         (426)            (509)
                                                         ---------       -------        ---------
Net income (loss)                                        $ (96,107)      $ 8,552        $(104,659)
                                                         =========       =======        =========

The operating loss of $93.5 million in the 2001 quarter represented a $104.3 million decrease from operating income of $10.8 million recorded in the 2000 quarter. This decrease was principally the result of abnormal catastrophe losses, primarily the September 11th, 2001 terrorist attacks, slightly offset by increased investment income. The increase in investment income in 2001 was the result of the increase in the size of the investment portfolio from the Trenwick/LaSalle business combination. The decrease of $104.7 million in net income in 2001 when compared to 2000 was the result of the decrease in operating income due to abnormal catastrophe losses, combined with increased realized losses on investments and foreign currency losses in the 2001 quarter, offset in part by the absence of a minority interest in 2001.

Underwriting income (loss)

The underwriting result for the 2000 quarter included only the results of LaSalle Re Holdings Limited; the underwriting result for the 2001 quarter included the combined results of LaSalle Re Holdings Limited and Trenwick Group Inc.

                                                 2001          2000         Change
                                              ---------    -------------   ---------
                                                           (in thousands)
Net premiums earned                           $ 239,862       $26,751      $ 213,111
                                              ---------       -------      ---------
Claims and claims expenses incurred             264,344        15,924        248,420
Acquisition costs and underwriting expenses      96,369         8,885         87,484
                                              ---------       -------      ---------
Total expenses                                  360,713        24,809        335,904
                                              ---------       -------      ---------
Net underwriting income (loss)                $(120,851)      $ 1,942      $(122,793)
                                              =========       =======      =========
Loss ratio                                        110.2%         59.5%          50.7%
Expense ratio                                      40.2%         33.2%           7.0%
Combined ratio                                    150.4%         92.7%          57.7%

The underwriting loss of $120.9 million in the 2001 quarter represented a $122.8 million decrease compared to underwriting income of $1.9 million in the 2000 quarter. The increase in underwriting loss was primarily due to abnormal catastrophe losses in 2001, which is discussed on page 12 under the caption "Claims and claims expenses."

The increase in the combined ratio in the 2001 quarter compared to the 2000 quarter resulted from abnormal catastrophe losses which is discussed on page 12 under the caption "Claims and claims expenses," together with a significant change in Trenwick Group Ltd.'s mix of business following the Trenwick/LaSalle business combination. The increase in the expense ratio in the 2001 quarter as compared to the 2000 quarter can be principally attributed to the inclusion of Trenwick Group Inc.'s casualty business in the underwriting results in 2001.

Premiums written

Gross premiums written for the 2001 quarter were $367.5 million compared to $25.3 million for the 2000 quarter, an increase of $342.2 million. Details of gross premiums written are provided below:

                                                      2001           2000         Change
                                                    --------   --------------    --------
                                                               (in thousands)
Worldwide property catastrophe reinsurance          $ 36,865       $15,871       $ 20,993
U.S. treaty reinsurance                               80,567            --         80,567
International specialty insurance and reinsurance     55,003            --         55,003
Lloyd's syndicates:
   Continuing                                        112,965         2,649        110,316
   Runoff                                              3,607         6,799         (3,193)
U.S. specialty program insurance                      78,536            --         78,536
                                                    --------       -------       --------
Gross premiums written                              $367,543       $25,321       $342,222
                                                    ========       =======       ========

Worldwide property catastrophe reinsurance gross premium writings for the 2001 quarter increased by $21.0 million, or 132.3% from the 2000 quarter due to an increase in rates on renewal business combined with an increase in new writings, principally in the United States.

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

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written were $80.6 million, $55.0 million and $78.5 million, respectively, for the third quarter of 2001. Trenwick Group Ltd. did not underwrite these businesses prior to the Trenwick/LaSalle business combination.

Premiums earned

Gross premiums earned for the 2001 quarter were $347.6 million compared to $35.3 million for the 2000 quarter, an increase of $312.3 million. Net premiums earned for the 2001 quarter were

$239.9 million compared to $26.8 million for the 2000 quarter, an increase of $213.1 million. Details of gross and net premiums earned are provided below.

                                      2001            2000          Change
                                    ---------    --------------   ---------
                                                 (in thousands)
Gross premiums written              $ 367,543       $25,321       $ 342,222
Change in gross unearned premiums     (19,924)        9,964         (29,888)
                                    ---------       -------       ---------
Gross premiums earned               $ 347,619       $35,285       $ 312,334
                                    ---------       -------       ---------
Gross premiums ceded                $(124,709)      $(9,053)      $(115,656)
Change in ceded unearned premiums      16,952           519          16,433
                                    ---------       -------       ---------
Ceded premiums earned                (107,757)       (8,534)        (99,223)
                                    ---------       -------       ---------
Net premiums earned                 $ 239,862       $26,751       $ 213,111
                                    =========       =======       =========

Gross premiums ceded for the 2001 quarter were $124.7 million compared to $9.1 million for the 2000 quarter. The increase in gross premiums ceded of $115.7 million was due primarily to cessions relating to business acquired in the Trenwick/LaSalle business combination. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re Limited.

Net premiums  earned for the 2001 quarter were $239.9 million  compared to $26.8
million  for  the  2000  quarter.   The  increase  in  net  premiums  earned  is
commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the 2001 quarter were $264.3 million, an increase of $248.4 million compared to claims and claims expenses of $15.9 million for the 2000 quarter. The increase in claims and claims expenses in 2001 resulted from the addition of business acquired in the Trenwick/LaSalle business combination as well as abnormal catastrophe losses. Third quarter 2001 results include abnormal catastrophe losses of approximately $100 million pre-tax related to the September 11th terrorist attacks. The loss recorded in the third quarter of 2001 is based upon Trenwick Group Ltd.'s estimate of its ultimate exposure derived from a manual assessment of its outstanding policies to determine potential exposure, market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. Trenwick Group Ltd.'s estimated loss from the September 11th terrorist attacks is approximately $404 million before reinsurance recoveries of approximately $304 million. Of the $304 million of reinsurance recoverable, 95% are from reinsurers rated A or better by Standard & Poor's or, alternatively, A.M. Best Company. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the expected Trenwick Group Ltd. losses represent Trenwick Group Ltd.'s best estimate at this time. As more accurate information regarding the events becomes available, we will revise this estimate if necessary.

Acquisition costs and underwriting expenses

                                        2001          2000          Change
                                      -------    --------------    --------
                                                 (in thousands)
Policy acquisition costs              $75,017       $5,621         $69,396
Underwriting expenses                  21,352        3,264          18,088
                                      -------       ------         -------
Total acquisition costs and
   underwriting expenses              $96,369       $8,885         $87,484
                                      =======       ======         =======
Expense ratio                            40.2%        33.2%            7.0%
                                      =======       ======         =======

Total policy acquisition costs and underwriting expenses, for the 2001 quarter increased by $87.5 million compared to the 2000 quarter. Total acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 40.2% for 2001 compared to 33.2% for 2000. This increase resulted mainly from the addition of casualty business acquired in the Trenwick/LaSalle business combination. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Net Investment Income

                                            2001           2000            Change
                                         ----------    --------------   -----------
                                                       (in thousands)
Average invested assets                  $2,228,875       $520,270       $1,708,605
Average annualized yields                      6.06%          6.93%           (0.87)%
                                         ----------       --------       ----------
Investment income - portfolio                33,782          9,019           24,763

Investment income - non-portfolio               724            801              (77)
Investment expenses:
   Interest expenses on funds withheld       (2,851)            --           (2,851)
   Other investment expenses                   (885)          (229)            (656)
                                         ----------       --------       ----------
Net investment income                    $   30,770       $  9,591       $   21,179
                                         ==========       ========       ==========

Net investment income for the 2001 quarter was $30.8 million compared to $9.6 million for the 2000 quarter. The increase in net investment income in 2001 was due to the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $2.9 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick Group Ltd.'s invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $9.6 million for the 2001 quarter, an increase of $9.3 million from the same period in 2000. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick Group Ltd.'s subsidiaries as well as the inclusion of dividends on preferred stock of LaSalle Re Holdings Limited in 2001, both as a result of the Trenwick/LaSalle business combination.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re Limited held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 23.3% of net income in the 2000 quarter.

Net realized losses on investments, net of applicable minority interest and income taxes, were $1.7 million during the 2001 quarter, compared to net realized gains of $0.3 million for the 2000 quarter. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick Group Ltd. recorded foreign currency losses, net of applicable minority interest and income taxes, of $0.9 million for the 2001 quarter, relatively unchanged from foreign currency losses of $0.4 million for the 2000 quarter.

Results of Operations - Nine Months Ended September 30, 2001 and 2000

                                                          2001          2000           Change
                                                       ---------    --------------   ---------
                                                                    (in thousands)
Underwriting loss                                      $(225,333)     $(13,107)      $(212,226)
Net investment income                                     96,141        27,778          68,363
Interest expense and dividends on
   preferred shares of subsidiaries                       (30,054)         (915)        (29,139)
General and administrative expenses                      (11,449)       (2,841)         (8,608)
Other income                                               3,285            --           3,285
                                                       ---------      --------       ---------
Pre-tax operating income (loss)                         (167,410)       10,915        (178,325)
Applicable income taxes (benefit)                        (36,222)           --         (36,222)
                                                       ---------      --------       ---------
Operating income (loss)                                 (131,188)       10,915        (142,103)
Minority interest in operating income of subsidiary           --          (839)            839
Net realized investment gains (losses), net of
minority interest and income taxes                         7,886        (1,916)          9,802
Foreign currency losses, net of minority interest
   and income taxes                                       (1,964)          (53)         (1,911)
Restructuring costs, net of income taxes                  (2,734)         (452)         (2,282)
                                                       ---------      --------       ---------
Net (income) loss                                      $(128,000)     $  7,655       $(135,655)
                                                       =========      ========       =========

The operating loss of $131.2 million in 2001 represented a $142.1 million decrease from the operating income of $10.9 million recorded in 2000. This decrease was principally the result of abnormal catastrophe losses and loss reserve strengthening recorded during 2001, partially offset by increased investment income. The increase in investment income in 2001 was the result of the increase in the size of the investment portfolio from the Trenwick/LaSalle business combination. The decrease of $135.7 million in net income in 2001 when compared to 2000 was the result of the decrease in operating income, an increase in foreign exchange losses, which are discussed on page 18 under the caption "Non-Operating Income and Expenses," offset in part by the absence of a minority interest in 2001, and the increase in realized investment gains. Net income for 2001 was also reduced by after tax restructuring costs of $2.7 million recorded in conjunction with management changes effected at Trenwick Group Ltd.'s London operations in the second quarter of 2001.

Underwriting income (loss)

The underwriting result for the nine months ended September 30, 2000 included only the results of LaSalle Re Holdings Limited; the underwriting result for the nine months ended September 30, 2001 included the combined results of LaSalle Re Holdings Limited and Trenwick Group Inc.

                                                 2001           2000           Change
                                              ---------    --------------    ---------
                                                           (in thousands)
Net premiums earned                           $ 667,208       $ 82,739       $ 584,469
                                              ---------       --------       ---------
Claims and claims expenses incurred             638,176         69,190         568,986
Acquisition costs and underwriting expenses     254,365         26,656         227,709
                                              ---------       --------       ---------
Total expenses                                  892,541         95,846         796,695
                                              ---------       --------       ---------
Net underwriting loss                         $(225,333)      $(13,107)      $(212,226)
                                              =========       ========       =========
Loss ratio                                         95.6%          83.6%           12.0%
Expense  ratio                                     38.1%          32.2%            5.9%
Combined  ratio                                   133.7%         115.8%           17.9%

The underwriting loss of $225.3 million in 2001 represented a $212.2 million increase compared to the underwriting loss of $13.1 million in 2000. The increase in underwriting loss was primarily due to $116.2 million in catastrophe losses recorded in the first nine months of 2001 as well as $76.7 of reserve strengthening in the second quarter of 2001. The majority of the catastrophe losses recorded in the first nine months of 2001 resulted from the September 11th terrorist attacks. During the first nine months of 2000, underwriting results included additions to loss reserves of $23.0 million relating to the December 1999 winter storms which hit France and Denmark.

The increase in the combined ratio in 2001 compared to 2000 also resulted from the significant catastrophe losses recorded in 2001. The increase in the expense ratio in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted from the inclusion of Trenwick Group Inc.'s casualty business in the underwriting results in 2001.

Premiums written

Gross premiums written for 2001 were $1.1 billion compared to $122.6 million for 2000, an increase of $938.2 million or 765%. Details of gross premiums written are provided below:

                                                       2001            2000          Change
                                                    ----------    -------------     --------
                                                                  (in thousands)
Worldwide property catastrophe reinsurance          $  131,499       $ 97,907       $ 33,592
U.S. treaty reinsurance                                242,665             --        242,665
International specialty insurance and reinsurance      174,914             --        174,914
Lloyd's syndicates:
   Continuing                                          285,349          5,833        279,516
   Runoff                                                4,258         18,827        (14,569)
U.S. specialty program insurance                       222,037             --        222,037
                                                    ----------       --------       --------
Gross premiums written                              $1,060,722       $122,567       $938,155
                                                    ==========       ========       ========

Worldwide property catastrophe reinsurance gross premium writings for 2001 increased by $33.6 million over 2000 due to an increase in rates on renewal business combined with an increase in new writings, principally in the United States.

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

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written were $242.7 million, $174.9 million and $222.0 million, respectively, for the first nine months of 2001. Trenwick Group Ltd. did not underwrite these businesses prior to the Trenwick/LaSalle business combination.

Premiums earned

Gross premiums earned for 2001 were $946.9 million compared to $106.6 million for 2000, an increase of $840.3 million. Net premiums earned for 2001 were $667.2 million compared to $82.7 million for 2000, an increase of $584.5 million. Details of gross and net premiums earned are provided below:

                                             2001             2000           Change
                                          -----------    ---------------   ---------
                                                          (in thousands)
Gross premiums written                    $1,060,722       $122,567        $ 938,155
Change in gross unearned premiums           (113,776)       (15,933)         (97,843)
                                          ----------       --------        ---------
Gross premiums earned                        946,946        106,634          840,312
                                          ----------       --------        ---------
Gross premiums ceded                        (312,273)       (30,440)        (281,833)
Change in ceded unearned premiums             32,535          6,545           25,990
                                          ----------       --------        ---------
Ceded premiums earned                       (279,738)       (23,895)        (255,843)
                                          ----------       --------        ---------
Net premiums earned                       $  667,208       $ 82,739        $ 584,469
                                          ==========       ========        =========

Gross premiums ceded for 2001 were $312.3 million compared to $30.4 million for the same period in 2000. The increase in gross premiums ceded of $281.8 million was due primarily to cessions relating to business acquired in the
Trenwick/LaSalle business combination. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re Limited.

Net premiums earned for 2001 were $667.2 million compared to $82.7 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the nine months ended September 30, 2001 were $638.2 million, an increase of $569.0 million compared to claims and claims expenses of $69.2 million for 2000. The increase in claims and claims expenses in 2001 resulted from the addition of business acquired in the Trenwick/LaSalle business combination as well as to abnormal catastrophe losses and loss reserve strengthening. During the first nine months of 2001, claims and claims expenses included $116.2 million of abnormal catastrophe losses, including approximately $100 million related to the September 11th, 2001 terrorist attacks, $10.5 million related to an accumulation of catastrophic losses including Tropical Storm Allison and storms affecting the Midwest United States, $3.9 million relating to the sinking of the Petrobras oil rig and $1.8 million related to the September 2001 total Elf Petrofina fire in France.

The losses related to the September 11th terrorist attacks are based upon Trenwick Group Ltd.'s estimate of its ultimate exposure derived from a manual assessment of its outstanding policies to determine potential exposure, market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. Trenwick Group Ltd.'s estimated loss from the September 11th terrorist attacks is approximately $404 million before reinsurance recoveries of approximately $304 million. Of the $304 million reinsurance recoverable generated by the September 11th terrorist attacks, 95% are from reinsurers rated A or better by Standard & Poor's or, alternatively, A.M. Best Company. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the expected losses represent Trenwick Group Ltd.'s best estimate at this time. As more accurate information regarding the events becomes available, we will revise this estimate if necessary.

Trenwick also recorded $76.7 million of reserve strengthening in the second quarter of 2001. This reserve strengthening included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001, $14.8 million related to one of the specialty program insurance segment's programs, $27.4 million relating principally to the Lloyd's segment directors and officers liability business, and $17.1 million stemming from deterioration in discontinued businesses and reviews of the property insurance and small premium liability business lines at the international specialty insurance and reinsurance segment.

Acquisition costs and underwriting expenses

                                            2001          2000          Change
                                          --------    --------------   --------
                                                      (in thousands)
Policy acquisition costs                  $197,473       $16,269       $181,204
Underwriting expenses                       56,892        10,387         46,505
                                          --------       -------       --------
Total acquisition costs and
   underwriting expenses                  $254,365       $26,656       $227,709
                                          ========       =======       ========
Expense ratio                                 38.1%         32.2%           5.9%
                                          ========       =======       ========

Total policy acquisition costs and underwriting expenses for 2001 increased by $227.7 million compared to 2000. Total acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 38.1% for 2001 compared to 32.2% for 2000. The increase in the expense ratio occurred principally because of an increase in policy acquisition costs relating to casualty business acquired in the Trenwick/LaSalle business combination. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Net Investment Income

                                           2001             2000            Change
                                        ----------     --------------     ----------
                                                       (in thousands)
Average invested assets                 $2,236,609        $568,085        $1,668,524
Average annualized yields                     6.30%           6.21%            (0.09)%
                                        ----------        --------        ----------
Investment income - portfolio              105,711          26,464            79,247
Investment income - non-portfolio            1,938           1,993               (55)
Investment expense:
   Interest expense on funds withheld       (8,491)             --            (8,491)
   Other investment expenses                (3,017)           (679)           (2,338)
                                        ----------        --------        ----------
Net investment income                   $   96,141        $ 27,778        $   68,363
                                        ==========        ========        ==========

Net investment income for 2001 was $96.1 million compared to $27.8 million for the same period in 2000. The increase in net investment income in 2001 was due to the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $8.5 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick Group Ltd.'s invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Dividends on Preferred Shares of Subsidiaries

Interest expense and dividends on preferred shares of subsidiaries was $30.1 million for 2001, an increase of $29.1 million from the same period in 2000. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick Group Ltd.'s subsidiaries as well as the inclusion of dividends on preferred shares of LaSalle Re Holdings Limited in 2001, both as a result of the Trenwick/LaSalle business combination.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re Limited held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 23.5% of net income in the first nine months of 2000.

Net realized gains on investments, net of applicable minority interest and income taxes, were $7.9 million during 2001, compared to net realized losses of $1.9 million for 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick Group Ltd. recorded foreign currency losses, net of applicable minority interest and income taxes, of $2.0 million for 2001, compared to foreign currency losses of $0.1 million for 2000 due to the decline in the value of European currencies which commenced in the latter portion of 2000, principally the British pound sterling, against the US dollar.

Liquidity and Capital Resources

As of September 30, 2001, Trenwick Group Ltd.'s consolidated investments and cash totaled $2.3 billion, an increase of $78.8 million from the balance at December 31, 2000. The cost of Trenwick Group Ltd.'s equity securities was $5.6 million less than fair value at September 30, 2001 and exceeded fair value by $2.1 million at December 31, 2000. The fair value of Trenwick Group Ltd.'s debt securities exceeded amortized cost by $59.7 million at September 30, 2001 and by $27.0 million at December 31, 2000.

As  of  September  30,  2001,   Trenwick   Group  Ltd.'s   consolidated   common
shareholders' equity totaled $547.0 million, or $14.84 per common share, compared to $652.2 million, or $17.79 per common share at December 31, 2000. During the nine months ended September 30, 2001, the unrealized appreciation of debt and equity securities increased by $29.6 million, net of income tax, or $0.80 per share.

Cash provided by Trenwick Group Ltd.'s operating activities for 2001 was $33.9 million compared to $6.2 million in the comparable period of 2000. The increase in cash flow from operations was due primarily to an overall increase in net investment income as a result of the increase in invested assets resulting from the Trenwick/LaSalle business combination.

Net cash used in financing activities during 2001 included $4.4 million of dividends paid to common shareholders. During 2000, net cash used in financing activities included $4.9 million of dividends to preferred shareholders.

On September 26, 2001, Trenwick America Corporation, the primary obligor on Trenwick Group Ltd.'s revolving credit facility, informed its lenders that it had elected to convert its revolving credit facility into a term loan facility. Trenwick America Corporation will be obligated to repay the outstanding principal under the term loan facility in six month installments over the next four years. On November 13, 2001, Trenwick America Corporation amended its credit facility to provide for the waiver and amendment of covenants related to the repurchase of preferred shares, the maintenance of a minimum interest coverage ratio, the maintenance of a minimum risk based capital ratio for Trenwick America Corporation's subsidiary, Chartwell Insurance Company and the maintenance of a minimum tangible net worth. The amendment also increased the interest rate payable on outstanding indebtedness of Trenwick America Corporation to its lenders. As of November 13, 2001, the applicable interest rate on the term loan under the credit facility was 4.8% and the applicable commission on the outstanding letters of credit was 2.0%.

Trenwick Group Ltd. paid a dividend of $0.04 per common share in each of the first three quarters of 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the first three quarters of 2001 and the first three quarters of 2000. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick Group Ltd.'s results of operations and the capital requirements, growth and other characteristics of its businesses.

Trenwick Group Ltd.'s total debt to capital ratio (total debt excluding the preferred capital securities divided by total debt, preferred capital securities, preferred shares and common shareholders' equity) increased to 30.2% at September 30, 2001 from 26.3% on December 31, 2000.

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

Accounting Standards

In July 2001, the Financial Accounting Standards Board issued statements covering business combinations and goodwill and other intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The goodwill and other intangible assets statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Operating results for the third quarter of 2001 include goodwill amortization of $0.2 million or $0.01 per share. The Company has not determined the effect, if any, that this statement will have on its consolidated financial position or results of operations.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick Group Ltd.'s results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

o Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick Group Ltd.'s property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

o Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

o The ability of Trenwick Group Ltd. to execute its strategies in its property/casualty operations;

o Catastrophe losses in Trenwick Group Ltd.'s domestic and international property/casualty businesses;

o Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

o    Changes  in  Trenwick   Group   Ltd.'s   property/casualty   retrocessional
     arrangements;

o Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick Group Ltd.'s retrocessionaires or reinsurers;

o Increases in interest rates, which may cause a reduction in the market value of Trenwick Group Ltd.'s fixed income portfolio, and its common shareholders' equity;

o Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

o    A decline in the value of  Trenwick  Group  Ltd.'s  equity  investments;

o    Changes in the composition of Trenwick Group Ltd.'s investment portfolio;

o    Credit losses on Trenwick Group Ltd.'s investment portfolio;

o Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

o The passage of federal or state legislation subjecting LaSalle Re Limited to United States taxation or regulation;

o A contention by the United States Internal Revenue Service that LaSalle Re Limited is subject to United States taxation;

o    The impact of mergers and acquisitions;

o    Gains or losses related to changes in foreign currency  exchange rates; and

o    Changes in Trenwick Group Ltd.'s capital needs.

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

Item 1. Legal Proceedings

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

     (b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended September 30, 2001:

     Date of Report                              Item Reported
     --------------                              -------------
     July 24, 2001                      Press  release,   dated  July  24,
                                        2001,   announcing  second  quarter
                                        earnings changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRENWICK GROUP LTD.


Date: November 14, 2001             By:   /s/  James F. Billett, Jr.
                                          -----------------------------------
                                          Name:  James F. Billett, Jr.
                                          Title: Chairman, President and
                                                 Chief Executive Officer


Date: November 14, 2001             By:   /s/ Coleman D. Ross
                                          -----------------------------------
                                          Name:  Coleman D. Ross
                                          Title: Executive Vice President and
                                                 Chief Financial Officer