Form 10-Q/A
period 2001-09-30
TRENWICK GROUP LTD
filed 2002-01-11
CIK 1122211

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                   FORM 10-Q/A

                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001.

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _________________.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      Shares Outstanding
Description of Class                                  as of November 13, 2001
--------------------                                  -----------------------
Common Shares - $.10 par value                           36,859,840

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent.

     10.2 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement.

     10.3 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

     10.4 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement.

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


                               TRENWICK GROUP LTD.



Date:  January 10, 2002             By:    /s/  James F. Billett, Jr.
                                           --------------------------
                                    Name:  James F. Billett, Jr.
                                    Title: Chairman, President and
                                           Chief Executive Officer



Date:  January 10, 2002             By:    /s/ Coleman D. Ross
                                           -------------------
                                    Name:  Coleman D. Ross
                                    Title: Executive Vice President and
                                           Chief Financial Officer