Form 10-K
period 2001-12-31
TRENWICK GROUP LTD
filed 2002-03-21
CIK 1122211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2001.
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period                   to                       .
                               -----------------    ----------------------

                         Commission file number 1-16089

                               TRENWICK GROUP LTD.
             (Exact name of registrant as specified in its charter)

                Bermuda                               98-0232340
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

          Continental Building, 25 Church Street, Hamilton HM12 Bermuda
            (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code: 441-292-4985

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                       Name of Each Exchange on
 Common Shares, par value $.10 per share         Which Registered
    Preferred Share Purchase Rights           New York Stock Exchange
                                               New York Stock Exchange

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

     The aggregate market value on March 14, 2002 of the voting stock held by non-affiliates of the registrant was $275,663,000.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                Class                         Outstanding at March 14, 2002
      Common Shares, $.10 par value                  36,801,153

Certain portions of the registrant's definitive proxy statement relating to its annual general meeting of shareholders scheduled to be held on May 15, 2002 are incorporated by reference into Part III of this report and certain portions of the registrant's annual report to shareholders are incorporated by reference into Parts II and IV of this report.

                               TRENWICK GROUP LTD.

                                Table of Contents

                                                                           Page
Item                                                                      Number
----                                                                      ------
                                     PART I

  1.  Business  ..........................................................   1
  2.  Properties  ........................................................  23
  3.  Legal Proceedings  .................................................  23
  4.  Submission of Matters to a Vote of Security Holders  ...............  23

                                    PART II

  5.  Market for the Corporation's Common Stock and Related
       Stockholder Matters  ..............................................  24
  6.  Selected Financial Data  ...........................................  24
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operation  ..............................................  25
  7a. Quantitative and Qualitative Disclosures About Market Risk..........  25
  8.  Financial Statements and Supplementary Data  .......................  25
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure  ..............................................  25

                                   PART III

 10.  Directors and Executive Officers  ..................................  25
 11.  Executive Compensation  ............................................  25
 12.  Security Ownership of Certain Beneficial Owners and Management  ....  25
 13.  Certain Relationships and Related Transactions  ....................  25

                                     PART IV

14.Exhibits, Financial Statement Schedules and Reports on Form 8-K ........  26

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

Each of Trenwick Group Ltd.'s operating insurance company subsidiaries is rated "A-" (Excellent) by A.M. Best Company and has been assigned an A- financial strength rating by Standard & Poor's. All of Chartwell Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's, which is rated "A-" (Excellent) by A.M. Best Company and has an A financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

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

o Trenwick International Limited, which is located in London, England, underwrites specialty insurance and facultative reinsurance on a world wide basis;

o Chartwell Managing Agents Limited, which is located in London, England, manages underwriting syndicates in the Lloyd's market, principally for Trenwick Group Ltd.'s own account; and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance in the United States through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

The table below presents gross and net premium writings by business segment as though Trenwick Group Inc. and LaSalle Re Holdings Limited had combined as of January 1, 1999. Thus, the full calendar year premium writings for LaSalle Re Holdings Limited and Trenwick Group Inc. are included for each period presented, including the premium writings of Chartwell Re Corporation's subsidiaries from October 27, 1999, the date Trenwick Group Inc. acquired Chartwell Re Corporation. The amounts presented in the table are different from gross and net premium writings in Trenwick Group Ltd.'s consolidated financial statements because LaSalle Re Holdings Limited was determined to be the accounting acquiror in the Trenwick/LaSalle business combination. Accordingly, the consolidated financial statements of Trenwick Group Ltd. include the premium writings of LaSalle Re Holdings Limited for all periods presented and include the premium writings of Trenwick Group Inc. from September 27, 2000, the date of the Trenwick/LaSalle business combination.

                                                             2001               2000              1999
                                                          ----------         ----------         --------
                                                         (expressed in thousands of United States dollars)
Gross Premiums Written
----------------------
Worldwide property catastrophe reinsurance                $  138,173         $  101,026         $115,485
U.S. treaty reinsurance                                      339,257            338,794          210,921
International specialty insurance and reinsurance            234,966            231,062          171,698
Lloyd's syndicates - continuing                              443,977            351,229           74,336
Lloyd's syndicates - runoff                                    4,449             36,794           32,519
U.S. specialty program insurance                             291,433            187,545           38,088
                                                          ----------         ----------         --------
   Total                                                  $1,452,255         $1,246,450         $643,047
                                                          ==========         ==========         ========

Net Premiums Written
--------------------
Worldwide property catastrophe reinsurance                $   89,509         $   76,289         $ 97,129
U.S. treaty reinsurance                                      319,145            251,830          165,744
International specialty insurance and reinsurance            191,875            180,600          129,399
Lloyd's syndicates - continuing                              264,270            245,738           55,859
Lloyd's syndicates - runoff                                    3,047             25,467           20,875
U.S. specialty program insurance                             102,472             54,028            5,641
                                                          ----------         ----------         --------
   Total                                                  $  970,318         $  833,952         $474,647
                                                          ==========         ==========         ========

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

The U.S. treaty reinsurance segment's commitment is currently limited to $3.0 million per contract on casualty treaty business and $2.5 million on property business. Larger commitments are subject to Trenwick Group Ltd.'s underwriting committee referral process.

The major lines of reinsurance currently underwritten by the U.S. treaty reinsurance segment are accident and health, property, errors and omissions, environmental liability and general liability. Together these lines accounted for an aggregate of at least 65% of its net premiums written in each of 2001, 2000 and 1999. Trenwick Group Ltd.'s U.S. treaty reinsurance segment also underwrites medical malpractice, workers' compensation, products liability and automobile liability lines of reinsurance.

Three ceding companies generated a majority of the U.S. treaty reinsurance business shown on the table on page 2, accounting for 22%, 31% and 25% of this segment's gross premiums written in 2001, 2000 and 1999, respectively. During 2001, Travelers Group, Avemco Group and American International Group accounted for 9%, 7% and 6%, respectively, of the segment's gross premiums written. Trenwick Group Ltd. does not believe that the loss of these accounts would have a long-term material adverse effect on the results and operations of the U.S. treaty reinsurance segment because of its competitive position within the reinsurance market and the availability of business from other brokers and ceding companies. Further, Trenwick Group Ltd. believes that this segment would continue to underwrite new business to replace the accounts.

International Specialty Insurance and Reinsurance

Trenwick Group Ltd.'s international specialty insurance and reinsurance segment's business consists principally of insurance and facultative reinsurance of specialty classes as well as property and casualty treaty reinsurance. Treaty reinsurance includes liability business, which accounted for approximately 40% of treaty business in 2001, as well as property and credit business. Treaty is written both on a proportional and non-proportional basis. Effective January 1, 2002, the international specialty insurance and reinsurance platform's property and casualty treaty reinsurance will be underwritten in Trenwick Group Ltd.'s Lloyd's operation.

The international specialty insurance and reinsurance segment obtains all of its business through brokers, and consists of specialist risk underwriting, which includes direct insurance and facultative reinsurance, and treaty reinsurance.

Specialist risk business is underwritten in both London and Paris. The principal lines of business underwritten include property, engineering, latent defects, professional indemnity, financial institutions, liability, extended warranty, credit and bonds and general aviation. In 2001, approximately 59% of Trenwick International Limited's gross premiums were written directly as insurance.

Trenwick Group Ltd.'s Paris branch specializes in large, complex property risks that require a high degree of underwriting expertise. The international specialty insurance and reinsurance segment generally underwrites this business, which includes large manufacturing facilities, construction projects as well as both onshore and offshore energy risks, as facultative reinsurance, but can also function directly as an insurer. The Paris branch benefits from a pool of underwriters trained as engineers and has emerged as a center for this type of technical underwriting. The Paris branch also underwrites cargo insurance.

Lloyd's Syndicates

Trenwick Group Ltd. participates in the Lloyd's market principally through Chartwell Managing Agents Limited, which is a managing agent at Lloyd's and through five Lloyd's corporate members. Chartwell Managing Agents Limited receives fees and profit commissions in respect of the underwriting and administrative services it provides to the Lloyd's underwriting syndicates that it manages. For the 2002 year of account, Chartwell Managing Agents Limited manages three syndicates with a total underwriting capacity of approximately $329.5 million, which is primarily supplied by Trenwick Group Ltd. Classes of business covered by Chartwell Managing Agents Limited's syndicates include marine, property, non-marine liability, aviation and life.

In 1998 and 1999, Chartwell Managing Agents Limited sold to third parties the rights to manage syndicates 866 (motor), 947 (non-marine) and 994 (non-marine) and combined into a single syndicate for the 2000 year of account the remaining non-life syndicates. These remaining non-life syndicates included property, marine, aviation and non-marine liability segments. Trenwick Group Ltd. retains the benefits and obligations with respect to its Lloyd's corporate member participation interests in those syndicates for the open years of account at the time of the sale, and has classified these results as Lloyd's runoff. In conjunction with the sale of syndicate 866, Trenwick Group Ltd. purchased a reinsurance to close cover which terminated any further exposure to that syndicate. LaSalle Re Limited provided capital support through a subsidiary to three Lloyd's syndicates for the 2000 and 1999 underwriting years of approximately $14.6 million and $31.9 million, respectively. Following the Trenwick/LaSalle business combination, LaSalle Re Limited withdrew its capital support for the 2001 underwriting year. This decision is in line with Trenwick Group Ltd.'s strategy of returning LaSalle Re Limited to its core business of property catastrophe reinsurance. The Lloyd's business written on behalf of LaSalle Re Limited has been classified as Lloyd's runoff.

U.S. Specialty Program Insurance

U.S. specialty program insurance, written through Canterbury Financial Group Inc.'s insurance companies, develops insurance programs through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business. Canterbury Financial Group Inc. evaluates each business relationship based upon the underwriting experience and operational expertise of the production source and periodically performs underwriting, claims and operational audits of each of its production sources.

During the 2001 calendar year, the U.S. specialty program insurance segment underwrote approximately 68% of the gross premiums ascribed to it in the table on page 2 through four managing general agents, of which Florida Intracoastal Underwriters accounted for 27%, HDR Insurance Services accounted for 16%, Inter-Reco accounted for 14% and Risk Control Services accounted for 11%. The Inter-Reco casualty program was non-renewed in October of 2001. No other managing general agent accounted for more than 10% of the specialty program insurance segment's gross insurance premiums written for such period.

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

Trenwick Group Ltd. pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick Group Ltd.'s total acquisition costs and are included in its underwriting expenses. Under certain limited circumstances, selected administrators have the authority to bind a portion of Trenwick Group Ltd. business. These administrators are subject to periodic financial and operational reviews. Trenwick Group Ltd. does not commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick Group Ltd.

During 2001, five brokers generated 51% of the gross written premiums reflected in the table on page 2. Aon Reinsurance Agency accounted for 19%, Marsh and MacLennan accounted for 16%, Reinsurance Alternatives accounted for 8%, Heath Lambert accounted for 6%, and Benfield Blanch accounted for 2% of those gross written premiums. During the 2000 year, the 1999 period and the 1999 year, Marsh and MacLennan provided 13%, 40%, and 20% of the gross written premiums reflected in Trenwick Group Ltd.'s consolidated financial statements, respectively, and Aon Reinsurance Agency provided 18%, 4%, and 18%, respectively.

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

The following table presents Trenwick Group Ltd.'s gross premiums written as included in its consolidated financial statements for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the year ended September 30, 1999 allocated to the geographic region in which the risks originate:

                                             2001 Year         2000 Year      1999 Period       1999 Year
                                            ----------         ---------      -----------       ---------
Gross premiums written:                                      (amounts in thousands of United States dollars)
United States                               $  797,262         $205,819         $   719          $ 60,074
United Kingdom                                 317,895          115,273           3,337            32,161
Europe, excluding United Kingdom               133,762           20,429              --             9,555
Australia, New Zealand and Far East             31,578           13,934             647             7,383
Worldwide                                      171,758           73,189           5,604            29,837
                                            ----------         --------         -------          --------
Gross premiums written                      $1,452,255         $428,644         $10,307          $139,010
                                            ==========         ========         =======          ========

Underwriting

Trenwick Group Ltd.'s underwriting philosophy emphasizes a transactional approach to underwriting in which any insurance or reinsurance transaction for any line of property or casualty business is considered on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit. The risk assessment process undertaken by Trenwick Group Ltd.'s underwriters involves a comprehensive analysis of historical data, when available, and estimates of future value of loss costs which may not be evident in the historical data. The factors which Trenwick Group Ltd. considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the terms and conditions. With respect to its U.S. operations, which comprises fewer but significantly larger accounts, Trenwick Group Ltd. frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies, before agreeing to participate in a reinsurance transaction.

Trenwick Group Ltd. has established formal underwriting policy standards for both U.S. and international operations. This process involves pre-binding reviews of individual material transactions by its senior underwriting staff. Underwriting policies for insurance and reinsurance transactions are supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.

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

Trenwick Group Ltd. first establishes its case liabilities for reported claims when it receives notice of the claim. It is Trenwick Group Ltd.'s general policy to establish liabilities for reported claims in an amount equal to the greater of the liability recommended by the ceding company or the claim as estimated by its claims personnel. Trenwick Group Ltd. periodically conducts investigations to determine if the amount reserved by the ceding company is appropriate or should be adjusted. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. As additional facts become known, it may become necessary to refine and adjust upward or downward the estimated liabilities on a claim, and even then the ultimate net liabilities may be less than or greater than the revised estimates.

Actuarial Methods

Trenwick Group Ltd. utilizes several actuarial evaluation methods including the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Trenwick Group Ltd.'s earned premiums to determine estimates of ultimate expected loss and loss adjustment expenses for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and loss adjustment expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Trenwick Group Ltd.

Trenwick Group Ltd. provides capital to its Lloyd's corporate members, which support the underwriting capacity of the Lloyd's syndicates managed by Chartwell Managing Agents Limited. Claim liabilities for this business are established using methods similar to those used by Trenwick Group for its operating insurance company subsidiaries. Chartwell Managing Agents Limited has engaged Bacon & Woodrow Deloitte, an independent actuarial consulting firm, to review the claim liabilities and prepare an actuarial opinion for each of its syndicates, including the actuarial opinion required by Lloyd's solvency regulations. The Bacon & Woodrow Deloitte opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by Chartwell Managing Agents Limited, assist its syndicates in establishing appropriate liability estimates for both the reinsurance to close and the open years of account.

In the liability setting process, Trenwick Group Ltd. includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Trenwick Group Ltd. continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.

Trenwick Group Ltd.'s claim liabilities are carried at management's best estimate of the ultimate expected claim liabilities and claim adjustment expense, generally without any discount to reflect the time value of money in accordance with both statutory accounting practices and U.S. GAAP. Certain workers' compensation indemnity claim liabilities are discounted using an interest rate of 3.5%. Trenwick Group Ltd.'s actuarial department regularly performs claim liability analyses for its operating insurance company subsidiaries.

Loss Development Analysis

The following table presents the development of Trenwick Group Ltd.'s net liabilities for unpaid claims and claims expenses for 1994 (the date of inception of LaSalle Re Limited) through 2001. The top line of the table shows the net liabilities for unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick Group Ltd. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net liabilities for unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net cumulative redundancy (deficiency) depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1994 through 2001. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The gross cumulative redundancy depicted in the table for the calendar years 1994 through 2001 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
       (monetary amounts expressed in thousands of United States dollars)

                                                                 2001               2000         1999            1998
                                                             ----------------------------------------------------------
Net unpaid claims and claims expenses, beginning of year     $  1,621,970     $  1,375,156    $ 172,576       $ 100,534

Cumulative amount of net liability paid as of:
       One year later                                                              473,703       77,618          57,224
       Two years later                                                                          130,425          86,267
       Three years later                                                                                        107,340
       Four years later
       Five years later
       Six years later
       Seven years later

Net liability re-estimated as of:
      One year later                                                             1,501,406      193,552         144,490
      Two years later                                                                           192,359         141,733
      Three years later                                                                                         141,561
      Four years later
      Five years later
      Six years later
      Seven years later

Net cumulative deficiency                                                         (126,250)     (20,976)        (41,199)
Percentage                                                                            (9.2)%      (12.2)%         (41.0)%
Gross liability, end of year                                                     2,375,124      190,352         100,534
Reinsurance recoverable                                                            999,968       17,776               0
Net liability, end of year                                                       1,375,156      172,576         100,534
Gross re-estimated liability-latest                                              2,521,602      209,551         141,733
Re-estimated recoverable-latest                                                  1,020,196       15,999               0
Net re-estimated liability-latest                                                1,501,406      193,552         141,733
Gross cumulative deficiency                                                       (146,478)     (19,199)        (41,199)



                                                               1997           1996            1995            1994
                                                             -----------------------------------------------------
Net unpaid claims and claims expenses, beginning of year     $ 45,186       $ 45,981       $ 60,887       $ 31,089

Cumulative amount of net liability paid as of:
       One year later                                          34,805         21,171         54,147         19,030
       Two years later                                         52,184         39,432         65,618         30,825
       Three years later                                       68,343         44,519         72,269         34,119
       Four years later                                        69,517         47,100         72,923         37,350
       Five years later                                                       48,776         73,734         37,383
       Six years later                                                                       74,196         38,022
       Seven years later                                                                                    38,230

Net liability re-estimated as of:
      One year later                                           81,811         43,053         76,344         41,967
      Two years later                                          88,458         54,184         72,537         41,757
      Three years later                                        88,259         56,814         80,131         38,899
      Four years later                                         87,476         56,411         79,111         41,012
      Five years later                                                        55,600         78,858         39,955
      Six years later                                                                        78,105         40,359
      Seven years later                                                                                     40,222

Net cumulative deficiency                                     (43,073)       (10,430)       (17,971)        (9,270)
Percentage                                                      (95.3)%        (22.7)%        (29.5)%        (29.8)%
Gross liability, end of year                                   45,186         45,981         60,887         31,089
Reinsurance recoverable                                             0              0              0              0
Net liability, end of year                                     45,186         45,981         60,887         31,089
Gross re-estimated liability-latest                            88,259         56,411         78,858         40,359
Re-estimated recoverable-latest                                     0              0              0              0
Net re-estimated liability-latest                              88,259         56,411         78,858         40,359
Gross cumulative deficiency                                   (43,073)       (10,430)       (17,971)        (9,270)

In evaluating the information in the table on the preceding page, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1999 to be $150,000 was first reserved in 1994 at $100,000, the $50,000 deficiency (actual claim minus original estimate) would be included in the gross cumulative redundancy (deficiency) in each of the years 1994-2000 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1999 have developed unfavorably due to LaSalle Re Holdings Limited's unfavorable development for catastrophe losses relating to the European storms in accident year 1999. Net unpaid claims and claims expenses at December 31, 2001 includes reinsurance recoverable of $92.0 million under the adverse development cover purchased by Chartwell Re Corporation in connection with its acquisition by Trenwick Group Inc. For further discussion of unpaid claims and claims expenses, see Note 4 of Notes to the Consolidated Financial Statements of Trenwick Group Ltd.

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

Reserves for Trenwick Group Ltd.'s participation in Lloyd's syndicates through its Lloyd's corporate members are included in the year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1996 reinsured into the 1997 open year). Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1999, 2000 and 2001. Consequently, there can be no assurance as to the adequacy of reserves and the risk of future developments, both favorable and unfavorable, exists.

Trenwick Group Ltd.'s unpaid claims and claims expense liability at December 31, 2001 and 2000 includes an estimate of Trenwick Group Ltd.'s ultimate liability for asbestos and environmental claims of $91.0 million and $70.5 million, respectively, comprising gross liabilities for unpaid claims and claims expenses of $118.7 million and $99.5 million, respectively, net of reinsurance recoverable on unpaid claims and claims expenses of $27.6 million and $28.9 million. The balance sheet prior to the Trenwick/LaSalle business combination did not include liabilities for asbestos and environmental reserves, as LaSalle Re Holdings Limited's business did not provide for such coverage. Under Trenwick Group Ltd.'s current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

Contingent Interest Notes

Upon consummation of the acquisition of Chartwell Re Corporation in 1999, Trenwick Group Inc. became the successor obligor under Chartwell Re Corporation's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America Corporation assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued immediately prior to Chartwell Re Corporation's acquisition of Piedmont Management Company Inc. to protect Chartwell Re Corporation against increases in unpaid claims and claims expenses and long-tail casualty exposures at the company being acquired. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $1 million up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of loss and loss adjustment expense reserves related to business written by Trenwick Group Ltd.'s subsidiary, The Insurance Corporation of New York, prior to 1996.

Settlement of the contingent interest notes may be made by payment of cash or, under certain specified conditions, by delivery of Trenwick Group Ltd.'s common shares. In order for the contingent interest notes to be settled in common shares of Trenwick Group Ltd., Trenwick Group Ltd.'s common shares must be registered under the Securities Act of 1933 and listed on a national securities exchange or the NASDAQ National Market. For purposes of any settlement of the contingent interest notes in Trenwick Group Ltd.'s common shares, the value ascribed to each common share shall be 85% of the average of the closing sales prices of the common shares for the 20 trading days immediately preceding the fifth trading day prior to the settlement date.

Catastrophe Equity Put

On September 27, 2000, Trenwick Group Ltd. assumed the benefits and obligations of LaSalle Re Holdings Limited under a catastrophe equity put option program and as of January 1, 2001 and January 25, 2002 amended and restated the catastrophe equity put. As amended, the catastrophe equity put enables Trenwick Group Ltd. to raise up to $55 million of equity through the issue of convertible preferred shares to the option writer in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick Group Ltd. at any time following their issue. In addition, the option writer can convert its preferred shares into common shares of Trenwick Group Ltd. at any time after they have been outstanding for five years or upon a change in control of Trenwick Group Ltd. or a decline in Trenwick Group Ltd.'s net worth below a specified level. Conversion is at the greater of the book value of Trenwick Group Ltd. at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. Trenwick Group Ltd. was obligated to pay an annual net option premium for the catastrophe equity put.

As a result of the terrorist attacks of September 11, 2001, Trenwick Group Ltd. has incurred $120 million in catastrophe losses as defined under the option agreement. If these losses develop to $140 million prior to March 11, 2003, Trenwick Group Ltd. will be entitled to exercise the catastrophe equity put and raise $55 million of equity, subject to regulatory approvals.

Reinsurance and Retrocessional Agreements

Trenwick Group Ltd. enters into reinsurance and retrocessional agreements to reduce its net liability on individual risks, protect against catastrophic losses and maintain acceptable loss ratios.

In 2001, LaSalle Re Limited has purchased three excess of loss programs which provide coverage of $20 million in excess of the first $30 million of losses per occurrence, $5 million in excess of the first $50 million of losses per occurrence and $25 million in excess of the first $75 million of losses per occurrence.

LaSalle Re Limited had purchased an excess of loss program which provides coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. This contract was cancelled effective December 31, 2000. The coverage was provided by a company that held a claims paying ability rating of AA from Standard and Poor's. As part of its overall protection against catastrophe losses, LaSalle Re Limited has also purchased the catastrophe equity put option discussed above.

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

Chartwell Managing Agents Limited, as part of its business strategy, has historically purchased a significant amount of reinsurance for the Lloyd's syndicates it manages. Reinsurance is generally purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

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

Of Trenwick Group Ltd.'s $1.4 billion in reinsurance recoverable balances, $719 million relates to Chartwell Managing Agents Limited's insurance underwriting operations at Lloyd's, which rely heavily on reinsurance in its insurance underwriting, particularly for the aviation business it underwrites. Approximately $200 million of this $719 million comes directly from the aviation losses from the September 11th terrorist attacks. Of LaSalle Re Limited's $57 million in reinsurance recoverable balances, all but $2 million also relate to the September 11th losses. Canterbury Financial Group Inc., the U.S. program insurer, has $166 million in reinsurance recoverable balances. Canterbury also relies on reinsurance in its underwriting, while maintaining an average retention of 34% in the business it underwrites. Finally, $180 million of the total relates to finite reinsurance coverage and $289 million relates to operational reinsurance for Trenwick America Reinsurance Corporation ($198 million) and Trenwick International Limited ($91 million).

The finite reinsurance balances of $180 million, net are due from five reinsurers and are collateralized, both with funds held and letters of credit. The operational reinsurance balances of $1.2 billion are for paid losses ($156 million, or 13%) and unpaid losses, including both incurred, reported losses and incurred, but not reported losses ($1,075 million, or 87%). Allowances for uncollectible balances of $55 million have been recorded, including $23 million on paid losses (13% of the paid losses) and $32 million on unpaid losses (3% of the unpaid losses). In the ordinary course of business, losses are paid to insureds prior to any recovery on reinsurance. Except for allowances provided against recoverable balances for paid losses, no losses are expected on collection of these balances.

The operational reinsurance balances are recoverable from a broadly diversified group of companies with 61 reinsurers comprising 80% of the total of $1.2 billion. Of these 61 reinsurers, 88% are rated A- or better by Standard & Poor's, or A.M. Best if no S&P rating is available.

Tables that set forth the distribution of Trenwick Group Ltd.'s reinsurance recoverable balances, net, by source, type and credit quality rating follow:

                                                               Total              Finite           Operational
                                                            ----------           --------          -----------
Worldwide property catastrophe reinsurance                  $   57,179           $     --           $   57,179
U.S. treaty reinsurance                                        395,062            180,058              215,004
International specialty insurance and reinsurance               94,399                 --               94,399
Lloyd's syndicates                                             753,011                 --              753,011
U.S. specialty program insurance                               166,398                 --              166,398
                                                            ----------           --------           ----------
Total before allowance for uncollectible balances            1,466,049            180,058            1,285,991
Allowance for uncollectible balances                            54,580                 --               54,580
                                                            ----------           --------           ----------
Total                                                       $1,411,469           $180,058           $1,231,411
                                                            ==========           ========           ==========

                                                               Total               Paid               Unpaid
                                                            Operational           Losses              Losses
                                                            -----------          ---------          ----------
Worldwide property catastrophe reinsurance                  $   57,179           $     --           $   57,179
U.S. treaty reinsurance                                        215,004             60,029              154,975
International specialty insurance and reinsurance               94,399             43,505               50,894
Lloyd's syndicates                                             753,011             53,903              699,108
U.S. specialty program insurance                               166,398             21,833              144,565
                                                            ----------           --------           ----------
Total before allowance for uncollectible balances            1,285,991            179,270            1,106,721
Allowance for uncollectible balances                            54,580             22,896               31,684
                                                            ----------           --------           ----------
Total                                                       $1,231,411           $156,374           $1,075,037
                                                            ==========           ========           ==========

                                                                                                     % of 61
                                                                 Number          Total               Largest
                                                              ------------    -------------        -----------
Collateralized or AAA                                               13         $  214,898                 20.8%
AA+ to AA-                                                          11            190,684                 18.4%
A++ to A-                                                           24            485,876                 47.0%
                                                                    --         ----------          -----------
Total collateralized or A- or better                                48            891,458                 86.2%
BBB to BBB-                                                          2             31,372                  3.1%
Not rated                                                           10             96,653                  9.3%
In rehabilitation                                                    1             14,531                  1.4%
                                                                    --         ----------          -----------
Total - 61 largest                                                  61          1,034,014                  100%
                                                                    ==         ==========          ===========
All others                                                                       251,977
                                                                            -------------
Totals before allowance for uncollectible balances                               1,285,991
Allowance for uncollectible balances                                              54,580
                                                                            -------------
Total                                                                          $1,231,411
                                                                            =============

Investments

The Investment Committee of Trenwick Group Ltd.'s Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick Group Ltd.'s internal staff manage these investments and utilize the services of investment advisers, using an investment strategy which focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, Trenwick Group Ltd. emphasizes investment grade debt investments. At year end 2001, 74% of Trenwick Group Ltd.'s investments in debt securities were rated Aa or better.

Trenwick Group Ltd.'s investment strategy permits an allocation for equity securities. At year end 2001, 1% of Trenwick Group Ltd.'s total investments and cash were invested in common and preferred equities. The primary risk associated with these securities is the exposure to daily market fluctuations.

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

Trenwick Group Ltd. invests in three types of structured securities: collateralized mortgage obligations ("CMOs"), mortgage-backed securities not backed by U.S. government agencies ("Non-agency MBS") and asset-backed securities ("ABS"), each accounting for 2.9%, 6.9% and 8.8%, respectively, of Trenwick Group Ltd.'s debt security investments at year end 2001.

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

Non-agency MBSs are constructed primarily from the securitization of mortgages on commercial or residential real estate and, lacking any agency backing, are inherently subject to credit risk. They also have an element of prepayment risk that is contingent on the structure of each security and its underlying collateral.

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

Trenwick Group Ltd. also invests in agency pass-through securities that account for 15.5% of Trenwick Group Ltd.'s portfolio at December 31, 2001. As with CMOs, these securities are subject to prepayment risk.

Of the structured securities and agency pass-through securities held by Trenwick Group Ltd. at December 31, 2001, 99.0% have a rating of A or better from various nationally recognized statistical rating organizations.

Trenwick Group Ltd. holds debt securities and cash in a number of currencies. At year end 2001, approximately 79% and 16%, respectively, of Trenwick Group Ltd.'s debt securities and cash were held in U.S. dollars and U.K. sterling, and the remainder in eleven other currencies.

The tables below set forth the distribution of Trenwick Group Ltd.'s debt securities at year end 2001 by type, average maturity and quality rating.

                            Debt Security Investments
            (Amounts expressed in thousands of United States dollars)

                                                     Average
                                                     Maturity         Fair
                                                     in Years         Value                Cost
                                                   -------------   ------------        ------------
Type
U.S. and U.K. federal government
   securities, including agencies                      4.5         $  443,683           $  435,994
Other foreign government securities                    2.5             79,369               77,693
U.S. municipal government securities                   0.1                125                  125
Mortgage and other asset-backed securities             3.7            670,279              652,908
Corporate and other debt securities                    6.3            767,144              759,309
                                                                   ----------           ----------
Total debt securities                                  4.8         $1,960,600           $1,926,029
                                                       ===         ==========           ==========


                                                          Investment Grade                     Non-investment Grade
                                                  --------------- -- --------------        ------------- -- -------------
Quality                                             Fair Value           Cost               Fair Value          Cost
                                                  ---------------    --------------        -------------    -------------
U.S. and U.K. federal government
  securities, including agencies                    $  443,683           $  435,994           $     --           $     --
Other foreign government securities                     79,369               77,693                 --                 --
U.S. municipal government securities                       125                  125                 --                 --
Mortgage and other asset-backed securities             669,149              651,774              1,130              1,134
Corporate and other debt securities                    663,670              654,535            103,474            104,774
                                                    ----------           ----------           --------           --------
Total investment grade and
  non-investment grade debt securities              $1,855,996           $1,820,121           $104,604           $105,908
                                                    ==========           ==========           ========           ========
Percentage of total debt securities                       94.7%                94.5%               5.3%               5.5%
                                                    ==========           ==========           ========           ========


                                                    ----------           ----------           --------           --------
Investment Grade Quality (fair value)                  Aaa                   Aa                  A                  Baa
                                                    ----------           ----------           --------           --------
U.S. and U.K. federal government
  securities, including agencies                    $  443,683           $       --           $     --           $     --
Other foreign government securities                     28,602               47,545              3,222                 --
U.S. municipal government securities                       125                   --                 --                 --
Mortgage and other asset-backed securities             611,494               30,425             21,353              5,877
Corporate and other debt securities                    154,054              138,056            242,637            128,923
                                                    ----------           ----------           --------           --------
  Total investment grade debt securities            $1,237,958           $  216,026           $267,212           $134,800
                                                    ==========           ==========           ========           ========
Percentage of total debt securities                       63.2%                11.0%              13.6%               6.9%
                                                    ==========           ==========           ========           ========

                                                    ----------           ----------           --------           --------
Non-investment Grade Quality (fair value)               Ba                    B               Caa/Ca             Unrated
                                                    ----------           ----------           --------           --------
Mortgage and other asset-backed securities          $       --           $       --           $     --           $  1,131
Corporate and other debt securities                    102,251                    0              1,096                127
                                                    ----------           ----------           --------           --------
Total non-investment grade debt securities          $  102,251           $        0           $  1,096           $  1,258
                                                    ==========           ==========           ========           ========
Percentage of total debt securities                        5.2%                 0.0%               0.0%               0.1%
                                                    ==========           ==========           ========           ========

Quality ratings are as assigned by Moody's Investor Services, Inc. for all except certain mortgage-backed securities not backed by U.S. government agencies and certain asset-backed securities. Quarterly ratings for these other securities are as assigned by Fitch Investors Services, Standard and Poor's or Duff and Phelps. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of majority evaluations certificates of deposit of $140 with a Moody's rating of "P-1" have been included with "Aaa" securities. Unrated securities are in default and have been written-down from their original cost basis.

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

Trenwick Group Ltd.'s U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick Group Ltd.'s U.S. insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. Trenwick Group Ltd. does not expect the amount of any such guaranty fund assessments to be paid by Trenwick Group Ltd., if any, in 2002 to be material.

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

United Kingdom

Trenwick International Limited is subject to the regulatory authority of the United Kingdom Financial Services Authority. Both Chartwell Managing Agents Limited and Trenwick Group Ltd.'s dedicated Lloyd's underwriting entities, as a Lloyd's managing agent and Lloyd's corporate members, respectively, are subject to regulation and supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained.

In 2000, the Financial Services and Markets Bill established the Financial Services Authority as a single regulator to supervise securities, banking and insurance business, including Lloyd's. In 2001, the Financial Services Authority gained wider authorization and intervention powers in relation to Lloyd's as part of the implementation of the Financial Services and Markets Act.

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

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles, which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Reinsurance Corporation and Chartwell Insurance Company), and North Dakota (domicile of Dakota Specialty Insurance Company) adopted codification. New York (domicile of The Insurance Corporation of New York and ReCor

Insurance Company Inc.) adopted codification as well as certain prescribed accounting practices that differ from codification. The cumulative effect of adoption of the codification was an increase in aggregate statutory surplus of approximately $14 million, primarily due to the recording of net deferred income tax assets.

Risk Based Capital

The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of total adjusted capital to authorized control level RBC for each of Trenwick Group Ltd.'s United States insurance company subsidiaries exceeded all the RBC trigger points at December 31, 2001, 2000 and 1999.

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

Under the applicable provisions of the insurance holding company laws of Connecticut, the state of domicile of Trenwick America Reinsurance Corporation and Chartwell Insurance Company, such companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends most U.S. insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator. During 2001, the Connecticut Insurance Department approved Chartwell Insurance Company's extraordinary dividend of all of the common shares of The Insurance Corporation of New York to Canterbury Financial Group as part of a restructuring of Trenwick Group Ltd.'s U.S. subsidiaries.

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

In addition to the foregoing limitations, the New York Insurance Department, as is its practice in any change of control situation, required Trenwick Group Ltd. to commit to preclude the acquired New York-domiciled insurers, The Insurance Corporation of New York and ReCor Insurance Company Inc., from paying any dividends for two years after the Trenwick/Chartwell merger without prior regulatory approval. The foregoing restriction expired on October 27, 2001.

Under the applicable provisions of the insurance holding company laws of North Dakota, the state of domicile of Dakota Specialty Insurance Company, payment of dividends in any year without prior regulatory approval is limited to the greater of (i) 100% of statutory net income excluding realized capital gains for the previous year, or (ii) 10% of the insurer's policyholder's surplus, excluding surplus arising from unrealized appreciation on investments or other assets.

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

As of December 31, 2001, Trenwick Group Ltd.'s U.S. insurance subsidiaries could pay a dividend of $14.5 million without prior approval of the applicable insurance regulatory authority. During 2001, 2000 and 1999, Trenwick America Reinsurance Corporation paid cash dividends of $20.0 million, $19.3 million and $53.4 million, respectively. Chartwell Insurance Company paid cash dividends of $33.3 million in 2001 and $30.3 million in 1999. Chartwell Insurance Company did not pay any dividends in 2000. The Insurance Corporation of New York paid $10.0 million of cash dividends in 2001; it did not pay any dividends in 2000 or 1999. Trenwick Group Ltd.'s other U.S. insurance subsidiaries did not pay any dividends in 2001, 2000 or 1999.

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

Under the applicable laws of the United Kingdom, Trenwick Group Ltd.'s U.K. subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Insurance Companies Act, Trenwick International Limited is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Service Authority's rules, is approximately $27.0 million as of December 31, 2001. Trenwick International Limited must also notify the United Kingdom Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents Limited is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents Limited's share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 2001, the highest of the three tests required Chartwell Managing Agents Limited to maintain approximately $1.0 million of capital.

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

Employees

At December 31, 2001, Trenwick Group Ltd. employed a total of 29, 143 and 257 persons in its Bermuda, United States and other international operations, respectively. Trenwick Group Ltd. has no employees represented by a labor union and believes that its employee relations are good.

Item 2.  Properties

Trenwick Group Ltd.'s corporate headquarters and LaSalle Re Limited's operations are located in approximately 10,000 square feet of leased office space in Hamilton, Bermuda. Trenwick Group Ltd.'s United States operations are located in approximately 46,000 total square feet of leased office space at Stamford, Connecticut. Trenwick International Limited and Chartwell Managing Agents Limited leases approximately 29,000 square feet of space in London, England and Trenwick International Limited also leases 875 square feet of office space in Paris, France. Management believes Trenwick Group Ltd.'s current office space is adequate for its needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick Group Ltd. during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Corporation's Common Stock and Related Stockholder Matters

As of September 28, 2000, Trenwick Group Ltd. common shares commenced trading on the New York Stock Exchange under the ticker symbol TWK. Prior to such date, LaSalle Re Holdings Limited traded on the New York Stock Exchange under the ticker symbol LSH. The following table sets forth for the periods presented below, the high and low sales price of the LaSalle Re Holdings Limited common shares as reported by the New York Stock Exchange through September 27, 2000 and of Trenwick Group Ltd. as reported by the New York Stock Exchange from September 28, 2000 through December 31, 2000. On March 14, 2002, the last reported sales price of Trenwick Group Ltd. common shares on the New York Stock Exchange was $8.70 per share.

                                           High          Low

2001 Year
Quarter ended March 31, 2001              $25.60       $18.25
Quarter ended June 30, 2001               $23.69       $18.34
Quarter ended September 30, 2001          $23.16        $5.50
Quarter ended December 31, 2001           $11.05        $6.50

2000 Year
Quarter ended March 31, 2000              $16.38       $11.31
Quarter ended June 30, 2000               $15.50       $12.25
Quarter ended September 30, 2000          $19.44       $13.69
Quarter ended December 31, 2000           $27.13       $14.75

There were approximately 250 holders of record and in excess of 6,900 beneficial owners of Trenwick Group Ltd. common shares as of March 14, 2001.

Trenwick Group Ltd. paid a quarterly dividend of $.04 per common share in each calendar quarter of 2001 and the fourth quarter of 2000. LaSalle Re Holdings Limited paid dividends on its common shares of $0.38 per share in each of January, April and July 1999. LaSalle Re Holdings Limited did not pay any dividends on its common shares in 2000. LaSalle Re Holdings Limited paid a quarterly dividend of $0.55 per share on its Series A preferred shares in each of the four quarters of 2001 and the first three quarters of 2000. Trenwick Group Inc. paid a quarterly dividend of $0.26 per share of common stock in the first three quarters of 2000 and in each quarter of 1999. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of its businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions. For a description of restrictions on Trenwick Group Ltd.'s ability to pay dividends, reference is made to Item 1, Business - Regulation.

Item 6. Selected Financial Data

The information called for by this item can be found in Trenwick Group Ltd.'s 2001 Annual Report to Shareholders under the captions "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item can be found in Trenwick Group Ltd.'s 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in Trenwick Group Ltd.'s 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information called for by this item can be found in Trenwick Group Ltd.'s 2001 Annual Report to Shareholders immediately following the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the items included in Item 14(a) of this report, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers

The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive Compensation" of Trenwick Group Ltd.'s proxy statement for its 2002 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of Trenwick Group Ltd.'s proxy statement for its 2002 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Shareholders" of Trenwick Group Ltd.'s proxy statement for its 2002 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the section captioned "Election of Directors" of Trenwick Group Ltd.'s proxy statement for its 2002 Annual General Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

      1. Financial statements from Trenwick Group Ltd.'s 2001 Annual Report to shareholders which are incorporated herein by reference:

            Report of Independent Accountants - PricewaterhouseCoopers LLP (Exhibit 13.1).

            Report of Independent Accountants - Deloitte & Touche (Page F-1 attached hereto).

            Consolidated Balance Sheet at December 31, 2001 and December 31, 2000 (Exhibit 13.1).

            Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the year ended September 30, 1999 (Exhibit 13.1).

            Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the year ended September 30, 1999 (Exhibit 13.1).

            Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the year ended September 30, 1999 (Exhibit 13.1).

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

            S-7         V      Valuation and Qualifying Accounts.

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

            4.2 Rights Agreement, dated as of September 27, 2000, between Trenwick Group Ltd. and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 4.2 to Trenwick Group Ltd.'s Form 8-A filed October 2, 2000. (File No. 1-15389).

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

            4.5 Indenture dated as of March 27, 1998 between Trenwick Group Inc. and The First National Bank of Chicago, as Trustee, with respect to Trenwick Group Inc.'s $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

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

            10.2 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.3 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick Group Ltd.'s First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.4 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Trenwick Group Ltd.'s First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.5 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to Trenwick Group Ltd.'s First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.6 Amended and Restated Catastrophe Equity Securities Issuance Option Agreement, dated as of January 1, 2001, between Trenwick Group Ltd. and European Reinsurance Company of Zurich.

            10.7 Amendment No. 1 to Amended and Restated Catastrophe Equity Securities Issuance Option Agreement, dated as of January 25, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich.

            10.8 Common Stock Purchase Warrant, dated March 6, 1992, issued by Chartwell Re Corporation to Wand Partners (Chartwell) L.P. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.9 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to Wand Partners (Chartwell) L.P. Incorporated by reference as Exhibit 10.35 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.10 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to John Sagan. Incorporated by reference to
                  Exhibit 10.36 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.11 Trenwick Group Inc. 1989 Stock Plan, as amended. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

            10.12 Trenwick Group Inc. 1993 Non-Employee Directors Stock Option
                  Plan, as amended. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

            10.13 Trenwick Group Inc. 1993 Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

            10.14 Trenwick Group Inc. 1996 RB Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

            10.15 Chartwell Re Corporation 1996 Non-Employee Directors Stock
                  Option Plan, as amended. Incorporated by reference to Exhibit
                  99.6 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).*

            10.16 Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.7 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).

            10.17 LaSalle Re Holdings Limited 1996 Long-Term Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.8 to Trenwick Group Ltd.'s Registration Statement on Form S-8 (File No. 333-47690).

            10.18 Trenwick Unfunded Supplemental Executive Retirement Plan, as
                  amended through December 14, 1993. Incorporated by reference to Exhibit 10.14 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.19 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.5 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

            10.20 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.21 Trenwick Directors Deferred Compensation Plan. Incorporated by
                  reference to Exhibit 10.17 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.22 Declaration of Trust dated December 10, 1996, as amended through September 9, 1997, establishing a retirement plan for certain employees of Trenwick Management Services Limited. Incorporated by reference to Exhibit 10.9 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

            10.23 Employment Agreement, dated as of March 31, 1993, between
                  Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.20 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).*

            10.24 Fourth Amendment to the Employment Agreement, dated as of
                  December 31, 1997, between Chartwell Re Corporation and Steven
                  J. Bensinger. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12502).*

            10.25 Fifth Amendment to the Employment Agreement, dated as of
                  August 4, 1998, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.23 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

            10.26 Sixth Amendment to the Employment Agreement, dated as of
                  December 30, 1998, between Chartwell Re Corporation and Steven
                  J. Bensinger. Incorporated by reference to Exhibit 10.26 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

            10.27 Employment Assumption and Amendment Agreement, dated as of
                  October 25, 1999, between Trenwick Group Inc. and Steven J. Bensinger. Incorporated by reference to Exhibit 10.25 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).*

            10.28 Employment Termination Agreement, dated as of December 12,
                  2001, between Trenwick Group Ltd. and Steven J. Bensinger.*

            10.29 Employment Agreement, dated May 11, 2001, between Trenwick
                  Group Ltd. and James F. Billett, Jr. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-16089).*

            10.30 Form of Amended and Restated Change of Control Agreement,
                  dated September 26, 2000, between Trenwick Group Inc. and senior officers of Trenwick Group Inc. and Trenwick America Corporation. Incorporated by reference to Exhibit 10.15 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).*

            10.31 Form of Assumption Letter, dated September 27, 2000, by
                  Trenwick Group Ltd. assuming the obligations of Trenwick Group Inc. under the Change of Control Agreements. Incorporated by reference to Exhibit 10.16 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000 (File No. 1-16089).

            10.32 Office lease between Trenwick America Corporation and
                  EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

            10.33 First Amendment dated as of March 31, 1998, to office lease between Trenwick America Corporation and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to
                  Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.34 Lease of the premises located at 2 Minster Court, London,
                  England, by and between Chartwell UK Management Services Limited (as Tenant) and The Prudential Assurance Company Limited (as Landlord). Incorporated by reference to Exhibit
                  10.32 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.35 Underlease between Wereldhave Property Corporation PLC and predecessors of Trenwick Management Services Limited dated May 22, 1991, with respect to office space located at 16 Eastcheap, London, England. Incorporated by reference to
                  Exhibit 10.12 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.36 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York. Incorporated by reference to
                  Exhibit 10.28 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

            10.37 Aggregate Excess of Loss Ratio Cover between Trenwick America
                  Reinsurance Corporation and Continental Casualty Company. Incorporated by reference to Exhibit 10.22 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

            10.38 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.33 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

            10.39 First and Second Coinsured Aggregate Excess of Loss
                  Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

            10.40 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and National Union. Incorporated by reference to Exhibit 10.27 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.41 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Insurance Company and National Union. Incorporated by reference to Exhibit 10.39 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.42 Aggregate Excess of Loss Reinsurance Agreement, dated as of
                  October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd. Incorporated by reference to Exhibit 10.40 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.43 Quota Share Arrangement, dated as of April 1, 1999, between
                  LaSalle Re Limited and Continental Casualty Company. Incorporated by reference to Exhibit 10.2 to LaSalle Re Holdings Limited's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 1-12823).

            10.44 Quota Share Treaty between CNA International Reinsurance
                  Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (London office). Incorporated by reference to Exhibit 10.32 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

            10.45 Quota Share Treaty between CNA International Reinsurance
                  Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (Amsterdam office). Incorporated by reference to Exhibit 10.38 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

            10.46 LMX Quota Share Retrocessional Agreement between Continental
                  Casualty Company and LaSalle Re Limited for the 1999 underwriting year of account. Incorporated by reference to
                  Exhibit 10.43 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823)

            12.1  Computation of Ratios.

            13.1 Excerpts from Trenwick Group Ltd.'s 2001 Annual Report to Shareholders expressly incorporated by reference in this Annual Report on Form 10-K.

            21.1  List of Subsidiaries.

            23.1  Consent of PricewaterhouseCoopers LLP.

            23.2  Consent of Deloitte & Touche.

            *Management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K

            Trenwick Group Ltd. did not file any Current Reports on Form 8-K in the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRENWICK GROUP LTD.
                                           (Registrant)


                                        By  /s/ James F. Billett, Jr.
                                            -------------------------
                                            James F. Billett, Jr.
                                            Chairman, President and
                                            Chief Executive Officer
Dated:  March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----

  /s/James F. Billett, Jr.       Chairman of the Board,          March 18, 2002
----------------------------     President and Chief
     James F. Billett, Jr.       Executive Officer and
                                 Director (Principal
                                 Executive Officer)


    /s/Coleman D. Ross           Executive Vice President        March 18, 2002
  -------------------------      and Chief Financial Officer
      Coleman D. Ross

 /s/W. Marston Becker            Director                        March 18, 2002
------------------------
     W. Marston Becker

  /s/Anthony S. Brown            Director                        March 18, 2002
---------------------------
     Anthony S. Brown

  /s/Richard E. Cole             Director                        March 18, 2002
----------------------------
     Richard E. Cole

/s/Robert M. DeMichele           Director                        March 18, 2002
-------------------------
    Robert M. De Michele

/s/Robert V. Deutsch             Director                        March 18, 2002
-----------------------
    Robert V. Deutsch

/s/Neil Dunn                     Director                        March 18, 2002
----------------------------
     Neil Dunn

/s/Clement S. Dwyer, Jr.         Director                        March 18, 2002
-------------------------
   Clement S. Dwyer, Jr.

  /s/P. Anthony Jacobs           Director                        March 18, 2002
---------------------------
     P. Anthony Jacobs

  /s/Joseph D. Sargent           Director                        March 18, 2002
----------------------------
     Joseph D. Sargent

  /s/Frederick D. Watkins        Director                        March 18, 2002
-------------------------
     Frederick D. Watkins

   /s/Stephen R. Wilcox          Director                        March 18, 2002
----------------------------
     Stephen R. Wilcox

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 and Shareholders of
 Trenwick Group Ltd.


We have audited the consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries (predecessor of Trenwick Group Ltd.) as of December 31, 1999 (not presented separately herein), and the related accompanying consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the period from October 1, 1999 to December 31, 1999 and for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries (predecessor of Trenwick Group Ltd.) as of December 31, 1999 and the results of its operations and its cash flows for the three month period and the year ended December 31, 1999 and September 30, 1999, respectively, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche
Hamilton, Bermuda

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors and
Shareholders of Trenwick Group Ltd.:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2002 appearing in the 2001 Annual Report to Shareholders of Trenwick Group Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New York, New York
February 27, 2002

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                                  BALANCE SHEET

            (Amounts expressed in thousands of United States dollars)
                           December 31, 2001 and 2000

Assets:                                                      2001         2000
                                                           --------     --------
Investments in consolidated subsidiaries,
   after minority interest of $143,119 and $151,770        $542,855     $704,231
Cash and cash equivalents                                       634          255
Due from consolidated subsidiaries                           51,183       26,724
Other assets                                                  9,316        6,839
                                                           --------     --------
   Total assets                                            $603,988     $738,049
                                                           ========     ========

Liabilities:
Due to consolidated subsidiaries                           $100,976     $ 84,134
Other liabilities                                             4,686        1,728
                                                           --------     --------
Total liabilities                                           105,662       85,862

Shareholders' equity                                        498,326      652,187
                                                           --------     --------

     Total liabilities and shareholders' equity            $603,988     $738,049
                                                           ========     ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000,
                   Three Month Period Ended December 31, 1999
                        and Year Ended September 30, 1999

                                                    2001         2000        1999          1999
                                                    Year         Year       Period         Year
                                                 ---------    ---------    ---------     ---------
Revenues:
Consolidated subsidiary dividends                $   7,500      $1,500     $  1,641      $ 24,106
Other income                                         1,789          --        2,100         2,505
                                                 ---------      ------     --------      --------
     Total revenues                                  9,289       1,500        3,741        26,611

Expenses:
Interest expense on affiliate loan                   4,688          --           --            --
General and administrative expenses                 16,054         675        2,100         2,505
                                                 ---------      ------     --------      --------
Total expenses                                      20,742         675        2,100         2,505

Income (loss) before equity in undistributed
  income of unconsolidated subsidiaries            (11,453)        825        1,641        24,106

                                                 ---------      ------     --------      --------
Equity in undistributed income (loss) of
  consolidated subsidiaries                       (143,368)      8,626      (16,482)      (26,940)
                                                 ---------      ------     --------      --------

Income taxes (benefit)                                (424)     $9,451     $(14,841)     $ (2,834)
                                                 ---------      ------     --------      --------
Net income (loss)                                 (154,821)         --           --            --
                                                 ---------      ------     --------      --------

Dividends on preferred shares                           --       4,923        1,641         6,563
                                                 ---------      ------     --------      --------

Net income (loss) available to
     common shareholders                         $(154,397)     $4,528     $(16,482)     $ (9,397)
                                                 =========      ======     ========      ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                        --------       --------
Operating activities:
Dividends received                                      $  7,500       $  1,500
Net investment income received                                71             --
Operating expenses paid                                  (13,457)           (22)
                                                        --------       --------

Cash from operating activities                            (5,886)         1,478
                                                        --------       --------

Investing activities:
Acquisition of cash on business combination                   --            215
Additions to premises and equipment                         (520)            --
Investment in subsidiaries                                  (270)       (75,000)
                                                        --------       --------

Cash for investing activities                               (790)       (74,785)
                                                        --------       --------

Financing activities:
Issuance of common stock                                     418             30
Common share dividends paid                               (5,918)        (1,468)
Affiliate loans                                           12,555         75,000
                                                        --------       --------

Cash from financing activities                             7,055         73,562
                                                        --------       --------

Change in cash and cash equivalents                          379            255

Cash and cash equivalents, beginning of year                 255             --
                                                        --------       --------

Cash and cash equivalents, end of year                  $    634       $    255
                                                        ========       ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                       ----------     ----------

Deferred policy acquisition costs
Worldwide property catastrophe reinsurance             $    4,438     $    4,309
U.S. treaty reinsurance                                    36,039         30,347
International specialty insurance and reinsurance          28,416         25,339
Lloyd's syndicates continuing                              37,228         32,278
Lloyd's syndicates and ECRA Pool unoff                        385          2,230
U.S. specialty program insurance                            9,364          5,920
                                                       ----------     ----------
  Total                                                $  115,870     $  100,423
                                                       ==========     ==========

Unpaid claims and claim expenses
Worldwide property catastrophe reinsurance             $  238,402     $  139,660
U.S. treaty reinsurance                                 1,109,219      1,198,949
International specialty insurance and reinsurance         277,040        194,777

Lloyd's syndicates continuing                           1,046,131        536,630
Lloyd's syndicates and ECRA Pool runoff                   128,372        168,949
U.S. specialty program insurance                          233,584        169,961
                                                       ----------     ----------
  Total                                                $3,032,748     $2,408,926
                                                       ==========     ==========

Unearned premium income
Worldwide property catastrophe reinsurance             $   32,462     $   23,393
U.S. treaty reinsurance                                   112,085         92,224
International specialty insurance and reinsurance         138,754        128,753
Lloyd's syndicates continuing                             200,836        155,867
Lloyd's syndicates and ECRA Pool runoff                     1,233         11,151
U.S. specialty program insurance                          126,920         84,950
                                                       ----------     ----------
  Total                                                $  612,290     $  496,338
                                                       ==========     ==========

Net premiums earned
Worldwide property catastrophe reinsurance             $   83,898     $   85,659
U.S. treaty reinsurance                                   288,760         87,721
International specialty insurance and reinsurance         180,791         37,667
Lloyd's syndicates continuing                             245,973         66,736
Lloyd's syndicates and ECRA Pool runoff                     9,435         12,763
U.S. specialty program insurance                           80,649         12,203
                                                       ----------     ----------
  Total                                                $  889,506     $  302,749
                                                       ==========     ==========

Net investment income
Worldwide property catastrophe reinsurance             $   30,014     $   35,667
U.S. treaty reinsurance                                    49,868         12,139
International specialty insurance and reinsurance          11,713          2,654
Lloyd's syndicates continuing                              19,292          3,623
Lloyd's syndicates and ECRA Pool runoff                        --          2,020
U.S. specialty program insurance                           13,057          2,351
Unallocated                                                 5,170            261
                                                       ----------     ----------
  Total                                                $  129,114     $   58,715
                                                       ==========     ==========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
         SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION -(continued)

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000

                                                             2001         2000
                                                           --------     --------

Claims and claims expenses incurred
Worldwide property catastrophe reinsurance                 $100,902     $ 54,885
U.S. treaty reinsurance                                     224,975       74,544
International specialty insurance and reinsurance           185,684       33,325
Lloyd's syndicates continuing                               225,540       44,862
Lloyd's syndicates and ECRA pool runoff                      23,774       10,265
U.S. specialty program insurance                             66,530        9,826
                                                           --------     --------
  Total                                                    $827,405     $227,707
                                                           ========     ========

Policy acquisition costs
Worldwide property catastrophe reinsurance                 $ 17,025     $ 14,753
U.S. treaty reinsurance                                     101,216       23,213
International specialty insurance and reinsurance            39,939        8,841
Lloyd's syndicates continuing                                91,170       25,446
Lloyd's syndicates and ECRA pool runoff                       2,720        3,926
U.S. specialty program insurance                             20,996        2,424
                                                           --------     --------
  Total                                                    $273,066     $ 78,603
                                                           ========     ========

Underwriting expenses
Worldwide property catastrophe reinsurance                 $ 10,254     $ 11,244
U.S. treaty reinsurance                                      11,680        4,796
International specialty insurance and reinsurance            21,425        4,209
Lloyd's syndicates continuing                                25,926        7,163
Lloyd's syndicates and ECRA pool runoff                       2,522        1,977
U.S. specialty program insurance                              7,209        2,502
                                                           --------     --------
  Total                                                    $ 79,016     $ 31,891
                                                           ========     ========

Net premiums written
Worldwide property catastrophe reinsurance                 $ 89,509     $ 73,441
U.S. treaty reinsurance                                     319,145       83,180
International specialty insurance and reinsurance           191,875       37,649
Lloyd's syndicates continuing                               264,270       78,346
Lloyd's syndicates and ECRA pool runoff                       3,047       16,158
U.S. specialty program insurance                            102,472       13,858
                                                           --------     --------
  Total                                                    $970,318     $302,632
                                                           ========     ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000
                 (Amounts in thousands of United States dollars)


                                                        Balance at    Balance at
                                                       Beginning of   End of
                                                          Period       Period
                                                          ------       ------
Year Ended December 31, 2001
Allowances for uncollectible
  reinsurance recoverable and premiums receivable       $25,557       $55,100

Year Ended December 31, 2000
Allowances for uncollectible
  reinsurance recoverable and premiums receivable       $    --       $25,557