Form 10-Q
period 2002-03-31
TRENWICK GROUP LTD
filed 2002-05-15
CIK 1122211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended March 31, 2002.

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to ______________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
Description of Class                                as of May 13, 2002
---------------------------------          ------------------------------------
Common Shares - $.10 par value                          36,786,572

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1.     Unaudited Consolidated Financial Statements
            Consolidated Balance Sheet
            March 31, 2002 and December 31, 2001 ...........................   1

            Consolidated Statement of Operations and Comprehensive Income
            Three Months ended March 31, 2002 and 2001 .....................   2

            Consolidated Statement of Cash Flows
            Three Months ended March 31, 2002 and 2001 .....................   3

            Consolidated Statement of Changes in Common Shareholders'
            Equity Three Months ended March 31, 2002 and 2001 ..............   4

            Notes to Unaudited Consolidated Financial Statements ...........   5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................   9

                      PART II - OTHER INFORMATION

ITEM 1.     Legal proceedings ..............................................  18

ITEM 2.     Changes in Securities and Use of Proceeds ......................  18

ITEM 3.     Defaults Upon Senior Securities ................................  18

ITEM 4.     Submission of Matters to a Vote of Security Holders ............  18

ITEM 5.     Other Information ..............................................  18

ITEM 6.     Exhibits and Reports on Form 8-K ...............................  18

Signatures .................................................................  20

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
                    (Amounts expressed in thousands of United
                States dollars, except share and per share data)
                      March 31, 2002 and December 31, 2001

                                                           (Unaudited)
                                                               2002           2001
                                                           -----------    -----------
ASSETS
Debt securities available for sale, at fair value          $ 1,976,416    $ 1,960,600
Equity securities at fair value                                 28,576         24,164
Cash and cash equivalents                                      364,931        331,350
Accrued investment income                                       33,036         38,278
Premiums receivable                                            720,570        535,281
Reinsurance recoverable balances, net                        1,709,370      1,411,469
Prepaid reinsurance premiums                                   219,161        197,169
Deferred policy acquisition costs                              118,721        115,870
Net deferred income taxes                                      145,379        139,926
Goodwill                                                        53,598         41,653
Other assets                                                   205,213        132,795
                                                           -----------    -----------
Total assets                                               $ 5,574,971    $ 4,928,555
                                                           ===========    ===========

LIABILITIES
Unpaid claims and claims expenses                          $ 3,631,336    $ 3,032,748
Unearned premium income                                        678,421        612,290
Reinsurance balances payable                                   267,547        225,255
Indebtedness                                                   289,384        291,263
Other liabilities                                               81,088        125,554
                                                           -----------    -----------
Total liabilities                                            4,947,776      4,287,110
                                                           -----------    -----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
   debentures of U.S. subsidiary                                68,130         68,119
Minority interest in preferred shares of
   Bermuda subsidiary                                           75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,130        143,119
                                                           -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,807,596 and
   36,845,141 shares issued and outstanding                      3,681          3,685
Additional paid in capital                                     577,450        578,018
Deferred compensation under share award plans                   (4,018)        (4,766)
Retained earnings (accumulated deficit)                       (104,625)      (101,830)
Accumulated other comprehensive income                          11,577         23,219
                                                           -----------    -----------

Total common shareholders' equity                              484,065        498,326
                                                           -----------    -----------

Total liabilities, minority interest and common
   shareholders' equity                                    $ 5,574,971    $ 4,928,555
                                                           ===========    ===========

          The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                    Consolidated Statement of Operations and
                        Comprehensive Income (Unaudited)
                    (Amounts expressed in thousands of United
                     States dollars, except per share data)
                   Three Months Ended March 31, 2002 and 2001

                                                                2002         2001
                                                             ---------    ---------
REVENUES
Net premiums earned                                          $ 266,024    $ 202,775
Net investment income                                           29,255       32,184
Net realized investment gains                                    1,457        8,859
Other income                                                     2,602          843
                                                             ---------    ---------
Total revenues                                                 299,338      244,661
                                                             ---------    ---------

EXPENSES
Claims and claims expenses incurred                            207,577      138,280
Policy acquisition costs                                        73,072       59,356
Underwriting expenses                                           23,007       15,885
General and administrative expenses                              3,318        3,676
Goodwill amortization                                               --          213
Interest expense and subsidiary preferred share dividends        9,936       10,828
Foreign currency losses (gains)                                   (678)       1,067
                                                             ---------    ---------
Total expenses                                                 316,232      229,305
                                                             ---------    ---------

Income (loss) before income taxes and cumulative effect
  of change in accounting principles                           (16,894)      15,356
Applicable income taxes (benefit)                               (3,984)      (3,557)
                                                             ---------    ---------
Net income (loss) before cumulative effect
  of change in accounting principles                           (12,910)      18,913
Cumulative effect of change in accounting principles            11,586           --
                                                             ---------    ---------
Net income (loss)                                            $  (1,324)   $  18,913
                                                             =========    =========

EARNINGS PER SHARE:
Basic earnings (loss) per common share before cumulative
  effect of change in accounting principles                  $   (0.35)   $    0.52
Cumulative effect of change in accounting principles              0.31           --
                                                             ---------    ---------
Basic earnings (loss) per common share                       $   (0.04)   $    0.52
                                                             =========    =========

Diluted earnings (loss) per common share before cumulative
  effect of change in accounting principles                  $   (0.35)   $    0.51
Cumulative effect of change in accounting principles              0.31           --
                                                             ---------    ---------
Diluted earnings (loss) per common share                     $   (0.04)   $    0.51
                                                             =========    =========

COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                            $  (1,324)   $  18,913
                                                             ---------    ---------
Other comprehensive income (loss):
  Net unrealized investment gains (losses)                     (12,755)       7,225
  Foreign currency translation adjustments                       1,113       (5,277)
                                                             ---------    ---------
  Total other comprehensive income (loss)                      (11,642)       1,948
                                                             ---------    ---------
Comprehensive income (loss)                                  $ (12,966)   $  20,861
                                                             =========    =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                            2002        2001
                                                         ---------    ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs             $ 301,235    $ 222,750
Ceded premiums paid, net of acquisition costs             (188,222)     (70,729)
Claims and claims expenses paid                           (175,924)    (211,952)
Claims and claims expenses recovered                       145,232       52,449
Underwriting expenses paid                                 (31,036)     (30,472)
                                                         ---------    ---------
Cash (for) from underwriting activities                     51,285      (37,954)
Net investment income received                              33,952       32,248
Service and other income received, net of expenses           2,570          904
General and administrative expenses paid                    (4,139)      (4,222)
Interest expense and preferred share dividends paid         (7,075)      (7,220)
Income taxes recovered                                          60          325
                                                         ---------    ---------
Cash from (for) operating activities                        76,653      (15,919)
                                                         ---------    ---------
INVESTING ACTIVITIES
Purchases of debt securities                              (338,066)    (606,998)
Sales of debt securities                                   208,495      556,481
Maturities of debt securities                               96,125       40,913
Purchases of equity securities                                  --       (2,519)
Sales of equity securities                                      --       73,048
Effect on cash of exchange rate translation                 (3,261)      (9,179)
Additions to premises and equipment                         (3,250)        (791)
                                                         ---------    ---------
Cash from (for) investing activities                       (39,957)      50,955
                                                         ---------    ---------
FINANCING ACTIVITIES
Repayment of indebtedness                                   (1,452)         (29)
Indebtedness issuance costs paid                               (88)          --
Purchase of capital securities                                  --       (8,461)
Issuance of common shares                                       57          275
Trenwick Group Ltd. common share dividends paid             (1,471)      (1,473)
Share and option repurchases                                  (161)        (311)
Equity put option premium payments                              --         (908)
                                                         ---------    ---------
Cash for financing activities                               (3,115)     (10,907)
                                                         ---------    ---------

Change in cash and cash equivalents                         33,581       24,129
Cash and cash equivalents, beginning of period             331,350      311,001
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 364,931    $ 335,130
                                                         =========    =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                   Consolidated Statement of Changes in Common
                        Shareholders' Equity (Unaudited)
  (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2002 and 2001



                                                                     2002        2001
                                                                  ---------    ---------
Common shareholders' equity, beginning of period                  $ 498,326    $ 652,187

COMMON SHARES AND ADDITIONAL PAID IN CAPITAL
Issuance of 184,996 restricted common shares                             --        3,942
Issuance of 6,443 and 13,131 common shares for cash
  under employee and director plans                                      57          275
Purchase and retirement of 18,646 and 14,609 common shares             (161)        (311)
Cancellation of 25,342 and 3,506 restricted common share awards        (468)         (46)
Equity put option premiums                                               --         (908)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded                                         --       (3,942)
Compensation expense recognized                                         280          629
Cancellation of shares                                                  468           46

RETAINED EARNINGS
Net income (loss)                                                    (1,324)      18,913
Common share dividends, $0.04 per share                              (1,471)      (1,473)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss)                                   (11,642)       1,948
                                                                  ---------    ---------
Common shareholders' equity, end of period                        $ 484,065    $ 671,260
                                                                  =========    =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
                               Notes to Unaudited
                        Consolidated Financial Statements
                (Amounts expressed in thousands of United States
                         dollars except per share data)
                   Three Months Ended March 31, 2002 and 2001

Note 1            Organization

Organization      Trenwick Group Ltd. was formed as a holding company in Bermuda
and Basis         to acquire two publicly held companies and the minority
of Presentation   interest in a subsidiary of one of those companies. That
                  transaction was completed on September 27, 2000.

                  Trenwick Group Ltd.'s principal subsidiaries underwrite specialty insurance and reinsurance.

                  Basis of Presentation

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

                  The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2001.

Note 2            During the first quarter of 2002, Trenwick Group Ltd. amended
Segment           the basis in which operating segments are determined. This
Information       change followed a realignment of certain lines of business in
                  Trenwick Group Ltd.'s international operations in London which led to the combining of these operations into one operating segment operating through two distribution platforms. In addition, consistent with its peer group, Trenwick Group Ltd.
                  combined its property and casualty insurance and property catastrophe reinsurance into one segment called reinsurance operations.

                  Trenwick Group Ltd. now conducts its specialty insurance and reinsurance business in the following three business segments:

                  - Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation, and worldwide property catastrophe reinsurance, written principally through its Bermuda subsidiary, LaSalle Re Limited;

                  - International operations, which consists of international specialty insurance primarily written through its U.K. subsidiary, Trenwick International Limited, as well as Lloyd's insurance and reinsurance written principally through its U.K. subsidiary, Chartwell Managing Agents Limited; and

                  - United States specialty program insurance, written principally through The Insurance Corporation of New York.

                  Lloyd's syndicates runoff and Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed, are excluded from the aforementioned segments.

                  The following tables present business segment financial information for Trenwick Group Ltd. at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001:

                                                          2002          2001
                                                      ----------    ----------
      Total assets:
      Reinsurance                                      $2,346,642    $2,278,801
      International operations                          2,427,263     1,946,858
      U.S. specialty program insurance                    638,334       554,874
      Lloyd's syndicates runoff and ECRA pool runoff      106,937        99,021
      Unallocated                                          55,795        49,001
                                                       ----------    ----------
      Total assets                                     $5,574,971    $4,928,555
                                                       ==========    ==========

                                                           2002          2001
                                                        ---------      --------
      Total revenues:
      Reinsurance                                       $ 122,985      $103,217
      International operations                            149,289       117,849
      U.S. specialty program insurance                     29,520        19,571
      Lloyd's syndicates runoff and ECRA pool runoff       (2,581)        1,672
      Unallocated                                             125         2,352
                                                        ---------      --------
      Total revenues                                    $ 299,338      $244,661
                                                        =========      ========

                                                            2002        2001
                                                          --------    --------
      Net income (loss):
      Reinsurance                                         $  2,466    $ 27,346
      International operations                              (3,346)         (6)
      U.S. specialty program insurance                       1,172       1,914
      Lloyd's syndicates runoff and ECRA pool runoff        (5,887)       (992)
      Unallocated interest expense and subsidiary
        preferred share dividends                           (6,621)     (9,740)
      Other unallocated and change in accounting
        principle                                           10,892         391
                                                          --------    --------
      Net income (loss)                                   $ (1,324)   $ 18,913
                                                          ========    ========

      Transactions between operating segments have been eliminated in consolidation.

Note 3            The following table sets forth the computation of basic and
Earnings          diluted earnings per share for the three months ended March
Per Share         31, 2002 and 2001:

                                                                                2002          2001
                                                                            ----------    -----------

      Net income (loss)                                                     $   (1,324)   $    18,913
                                                                            ==========    ===========

      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Weighted average shares outstanding - basic                           36,815,374     36,722,298
      Net weighted average shares issuable (when dilutive) on
         exercise of stock options and warrants for 823,964 common shares           --        157,396
                                                                            ----------    -----------
      Weighted average shares outstanding - diluted                         36,815,374     36,879,694
                                                                            ==========    ===========

      Basic earnings (loss) per common share                                $    (0.04)   $      0.52
                                                                            ==========    ===========
      Diluted earnings (loss) per common share                              $    (0.04)   $      0.51
                                                                            ==========    ===========

                  For the three months ended March 31, 2002 and 2001, 3,441,835 and 2,264,279, respectively, aggregate share options and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidulutive on the calculation for the respective periods.

Note 4            The components of premiums written and earned for the three
Underwriting      months ended March 31, 2002 and 2001 are as follows:
Activities

                                                2002         2001
                                             ---------    ---------
                  Assumed premiums written   $ 310,357    $ 174,648
                  Direct premiums written      155,214      178,976
                                             ---------    ---------
                  Gross premiums written       465,571      353,624
                  Ceded premiums written      (148,421)     (92,884)
                                             ---------    ---------
                  Net premiums written       $ 317,150    $ 260,740
                                             =========    =========

                  Assumed premiums earned    $ 227,680    $ 114,548
                  Direct premiums earned       165,748      168,093
                                             ---------    ---------
                  Gross premiums earned        393,428      282,641
                  Ceded premiums earned       (127,404)     (79,866)
                                             ---------    ---------
                  Net premiums earned        $ 266,024    $ 202,775
                                             =========    =========

Note 5            Effective January 1, 2002, Trenwick Group Ltd. adopted a new
Accounting        Financial Accounting Standards Board statement which amended
Standards         the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required Trenwick Group Ltd.'s Bermuda holding company,
                  LaSalle Re Holdings Limited to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also requires that the remaining goodwill balance be tested for impairment under either market value or cash flow tests prior to the reporting of quarterly results of operations as of June
                  30, 2002. Any impairment noted as a result of these tests must be recorded as a cumulative effect of an accounting change as of January 1, 2002. Impairment tests will be conducted on the remaining goodwill balance and this portion of the statement will be implemented during the second quarter of 2002.

Note 6            On April 12, 2002, Trenwick Group Ltd., its subsidiaries and
Amendment         financial institutions holding a majority of the outstanding
to Credit         indebtedness under its revolving credit facility executed an
Facility          amendment to the credit facility. The amendment required
                  Trenwick Group Ltd. to pledge its shares of LaSalle Re
                  Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement).

                  The amendment also increased the applicable margin on the interest paid by Trenwick Group Ltd. by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the loans and letters of credit outstanding are not repaid or secured in accordance with the following schedule; September 30, 2002, 40%; June 30, 2003, 60%; and June 30, 2004, 80%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick Group Ltd. contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Ltd. for the year ended December 31, 2001.

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

Trenwick Group Ltd. operates three principal businesses:

- Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation, and worldwide property catastrophe reinsurance, written principally through its Bermuda subsidiary, LaSalle Re Limited;

- International operations, which consists of international specialty insurance primarily written through its U.K. subsidiary, Trenwick International Limited, as well as Lloyd's insurance and reinsurance written principally through its U.K. subsidiary, Chartwell Managing Agents Limited; and

- United States specialty program insurance, written principally through The Insurance Corporation of New York.

All of Trenwick Group Ltd.'s principal operating subsidiaries are rated "A-" (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A- by Standard & Poor's. All of Chartwell Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's which is rated "A-" (Excellent) by A.M. Best Company and has an A financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended March 31, 2002 and 2001

                                                       2002        2001      Change
                                                     --------    --------    --------
                                                              (in thousands)
Underwriting income (loss)                           $(37,632)   $(10,746)   $(26,886)
Net investment income                                  29,255      32,184      (2,929)
Interest expense and subsidiary preferred
   share dividends                                     (9,936)    (10,828)        892
General and administrative expenses                    (3,318)     (3,889)        571
Foreign currency gains (losses)                           679      (1,067)      1,746
Other income, net                                       2,602         843       1,759
                                                     --------    --------    --------
Pre-tax operating income (loss)                       (18,350)      6,497     (24,847)
Applicable income taxes (benefit)                      (4,293)     (4,644)        351
                                                     --------    --------    --------
Operating income (loss)                               (14,057)     11,141     (25,198)
Net realized investment gains, net of income taxes      1,147       7,772      (6,625)
Cumulative effect of change in accounting
   for goodwill                                        11,586          --      11,586
                                                     --------    --------    --------

Net income (loss)                                    $ (1,324)   $ 18,913    $(20,237)
                                                     ========    ========    ========

The operating loss of $14.1 million in the three months ended March 31, 2002 represented a $25.2 million decrease from operating income of $11.1 million recorded in the three months ended March 31, 2001. This decrease was principally the result of additional underwriting losses incurred related to the September 11th terrorist attacks combined with a decrease in investment income. The decrease was offset in part by a decline in interest expense and subsidiary preferred share dividends as well as lower general and administrative expenses and an increase in foreign currency gains over prior year.

Underwriting income (loss)

Trenwick Group Ltd. produced an underwriting loss of $37.6 million in the first quarter of 2002 compared to an underwriting loss of $10.7 million in the first quarter of 2001. Details of underwriting income and loss are produced below:

                                                2002          2001        Change
                                             ---------     ---------     --------
                                                         (in thousands)
Net premiums earned                          $ 266,024     $ 202,775     $ 63,249
                                             ---------     ---------     --------

Claims and claims expenses incurred            207,577       138,280       69,297
Acquisition costs and underwriting expenses     96,079        75,241       20,838
                                             ---------     ---------     --------
Total expenses                                 303,656       213,521       90,135
                                             ---------     ---------     --------
Net underwriting income (loss)               $ (37,632)    $ (10,746)    $(26,886)
                                             =========     =========     ========

Loss ratio                                        78.0%         68.2%         9.8%
Underwriting expense ratio                        36.1%         37.1%        (1.0)%
Combined ratio                                   114.1%        105.3%         8.8%


The underwriting loss of $37.6 million in the first quarter of 2002 represented a $26.9 million greater loss compared to the underwriting loss of $10.7 million in the first quarter of 2001. The decrease in the underwriting result was primarily due to an additional $23.0 million of additional underwriting losses recorded related to the September 11th terrorist attacks.

The increase in the combined ratio in the first quarter of 2002 compared to the first quarter of 2001 resulted mainly from the additional underwriting losses recorded on the September 11th terrorist attacks previously noted.

Premiums written

Gross premiums written for the three months ended March 31, 2002 were $465.6 million compared to $353.6 million for the three months ended March 31, 2001, an increase of $111.9 million or 31.7%. Details of gross premiums written are provided below:

                                               2002         2001        Change
                                            ---------    ---------    ---------
                                                       (in thousands)
Worldwide property catastrophe reinsurance  $  79,927    $  58,947    $  20,980
U.S. treaty reinsurance                       102,968       82,630       20,338
                                            ---------    ---------    ---------
   Total reinsurance                          182,895      141,577       41,318
International specialty insurance              53,079       62,218       (9,139)
Lloyd's syndicates continuing                 129,695       84,157       45,538
                                            ---------    ---------    ---------
   Total international operations             182,774      146,375       36,399
Lloyd's syndicates runoff                      (2,254)      (2,886)         632
U.S. specialty program insurance              102,156       68,558       33,598
                                            ---------    ---------    ---------
Gross premiums written                      $ 465,571    $ 353,624    $ 111,947
                                            =========    =========    =========

Worldwide property catastrophe reinsurance gross premium writings for the three months ended March 31, 2002 increased by $21.0 million, or 35.6% over the three months ended March 31, 2001 primarily due to rate increases caused by improving insurance and reinsurance market conditions.

The increase in U.S. treaty reinsurance gross premiums written in the first quarter of 2002 of $20.3 million compared to the first quarter of 2001 was mainly attributable to premiums on prior underwriting years and increasing rates on renewal treaties.

The decrease in international specialty insurance gross premiums written in the first quarter of 2002 compared to the first quarter of 2001 of $9.1 million is attributable to the transfer of treaty, professional indemnity and financial institutions business to Chartwell Managing Agents, offset in part by increases in liability premiums.

The increase in Lloyd's syndicates continuing gross written premiums for the first quarter of 2002 compared to $45.5 million in the first quarter of 2001 was due to both the addition of the treaty, professional indemnity and financial institutions business from the international specialty insurance segment as well as to rate increases on aviation premiums.

The increase in U.S. specialty program insurance gross premiums was due to rate increases on new and renewal policies attributed to improving market conditions.

Premiums earned

Net premiums earned for the three months ended March 31, 2002 were $266.0 million compared to $202.8 million for the same period in 2001. Details of premiums earned are provided below:

                                            2002         2001       Change
                                         ---------    ---------    ---------
                                                    (in thousands)
Gross premiums written                   $ 465,571    $ 353,624    $ 111,947
Change in gross unearned premiums          (72,143)     (70,983)      (1,160)
                                         ---------    ---------    ---------
Gross premiums earned                      393,428      282,641      110,787
                                         ---------    ---------    ---------

Gross premiums ceded                      (148,421)     (92,885)     (55,536)
Change in ceded unearned premiums           21,017       13,019        7,998
                                         ---------    ---------    ---------
Ceded premiums earned                     (127,404)     (79,866)     (47,538)
                                         ---------    ---------    ---------
Net premiums earned                      $ 266,024    $ 202,775    $  63,249
                                         =========    =========    =========

Gross premiums ceded for the three months ended March 31, 2002 were $148.4 million compared to $92.9 million for the same period in 2001. The increase in gross premiums ceded of $55.5 million was due primarily to the increase in gross premiums written as previously discussed.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2002 were $207.6 million, an increase of $69.3 million compared to claims and claims expenses of $138.3 million for the same period in 2001. The increase in claims and claims expenses in 2002 is partially attributable to $25.7 million of additional claims and claims expenses recorded in connection with the September 11th terrorist attacks. In addition, claims and claims expenses in 2002 include deterioration in indicated loss ratios for the 1999-2001 accident years on the treaty reinsurance, U.S. specialty program insurance and international specialty insurance segments of approximately $7.2 million, $1.8 million and $12.2 million, respectively.

Underwriting expenses
                                             2002       2001      Change
                                           -------    -------    --------
                                                    (in thousands)
Policy acquisition costs                   $73,072    $59,356    $ 13,716
Underwriting expenses                       23,007     15,885       7,122
                                           -------    -------    --------
Total underwriting expenses                $96,079    $75,241    $ 20,838
                                           =======    =======    ========

Underwriting expense ratio                    36.1%      37.1%       (1.0)%
                                           =======    =======    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first three months of 2002 increased by $20.8 million compared to underwriting expenses for the first three months of 2001. The increase was attributable to the increase in premium volume as previously discussed as well as due to premium levies from Lloyd's which are new for 2002. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 36.1% for the three months ended March 31, 2002 compared to 37.1% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to improving market conditions.

Underwriting expenses for the three months ended March 31, 2002 as a percentage of earned premium was 8.6%, an increase of 0.8% from 7.8% for the same period in 2001. The increase in the underwriting expense ratio resulted principally from systems development costs incurred at the U.K. locations of Trenwick Group Ltd.

Net Investment Income

                                        2002            2001         Change
                                    -----------     -----------     ---------
                                                   (in thousands)
Average invested assets             $ 2,318,248     $ 2,197,793     $ 120,455
Average annualized yields                  5.77%           6.50%        (0.73)%
                                    -----------     -----------     ---------
Investment income - portfolio       $    33,439     $    35,687     $  (2,248)

Investment income - non-portfolio          (171)            522          (693)
Investment expenses                      (4,013)         (4,025)           12
                                    -----------     -----------     ---------
Net investment income               $    29,255     $    32,184     $  (2,929)
                                    ===========     ===========     =========

Net investment income for the three months ended March 31, 2002 was $29.3 million compared to $32.2 million for the same period in 2001. The decrease in net investment income in the first quarter of 2002 was due to an overall decline in market yields during the quarter. Investment expense for both the first quarters of 2002 and 2001 includes interest expense on funds withheld of $2.9 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $9.9 million for the first quarter of 2002, a decrease of $0.9 million from the same period in 2001. The decrease resulted from the decrease in interest rates since the first quarter of 2001.

Foreign Currency Gains (Losses)

Trenwick Group Ltd. recorded foreign currency gains of $0.7 million for the three months ended March 31, 2002, compared to foreign currency losses of $1.0 million for the three months ended March 31, 2001 primarily due to the decline in the value of the British pound relative to the U.S. dollar.

Non-Operating Income and Expenses

Net realized gains on investments, net of applicable income taxes, were $1.1 million during the three months ended March 31, 2002, compared to net realized gains of $7.8 million for the three months ended March 31, 2001. The 2001 gains reflect actions taken to reposition Trenwick Group Ltd.'s debt security portfolio, partially offset by losses recognized on the sale of equity securities.

Liquidity and Capital Resources

As of March 31, 2002, Trenwick Group Ltd.'s consolidated investments and cash totaled $2.4 billion, a slight increase from the balance of $2.3 billion at December 31, 2001. The cost of Trenwick Group Ltd.'s equity securities was $11.0 million less than fair value at March 31, 2002 and was less than fair value by $6.8 million at December 31, 2001. The fair value of Trenwick Group Ltd.'s debt securities exceeded amortized cost by $15.0 million at March 31, 2002 and by $34.6 million at December 31, 2001.

As of March 31, 2002, Trenwick Group Ltd.'s consolidated common stockholders' equity totaled $484.1 million, or $13.15 per common share, compared to $498.3 million, or $13.52 per common share at December 31, 2001. During the three months ended March 31, 2002, the unrealized appreciation of debt and equity securities decreased by $12.6 million, net of tax, or $0.34 per share.

Cash provided by Trenwick Group Ltd.'s operating activities for the three months ended March 31, 2002 was $76.7 million compared to cash used by Trenwick Group Ltd.'s operating activities of $15.9 million in the comparable period of 2001. The increase in cash flow from operations was due primarily to an overall reduction in claims and claims expenses paid as a result of recoveries on reinsurance to close the 1999 year of account on Trenwick Group Ltd.'s Lloyd's syndicates. This reduction was offset in part by an increase in ceded premiums paid for reinstatement premiums related to the September 11th terrorist attacks which were included in Trenwick Group Ltd.'s 2001 operating results.

Net cash used in financing activities during the three months ended March 31, 2002 and 2001 both included $1.5 million of dividends paid to common shareholders.

Trenwick Group Ltd. paid a dividend of $0.04 per common share in each of the first quarters of 2002 and 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the three months ended March 31, 2002 and 2001. Trenwick Group Ltd.'s Board of Directors reviews Trenwick Group Ltd.'s common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick Group Ltd.'s results of operations and the capital requirements, growth and other characteristics of its businesses.

Trenwick Group Ltd.'s total debt to capital ratio (total indebtedneess divided by total debt, preferred capital securities, preferred shares and common shareholders' equity) increased slightly to 31.6% at March 31, 2002 from 31.2% on December 31, 2001.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick Group Ltd. is unable to obtain a replacement letter of credit facility or post sufficient collateral to support its Lloyd's underwriting activities, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account. The applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.6% at March 31, 2002. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%.

Trenwick America Corporation is obligated to repay a portion or all of the term loan in the event of equity issuances, asset sales or debt issuances by Trenwick Group Ltd. or its subsidiaries. At March 31, 2002, $195.0 million of term loans were outstanding, and $230.0 million of letters of credit were outstanding under the credit facility.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of March 31, 2002, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

On April 12, 2002, Trenwick Group Ltd., its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick Group Ltd. to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio for the quarter ending March 31, 2002 was 2.1 to 1. The amendment adjusted the minimum tangible net worth Trenwick Group Ltd. must maintain to the following base amounts plus 50% of net income earned during the period:

       Time Period                                    Minimum Tangible Net Worth
       -----------                                    --------------------------

Through May 15, 2002                                        $450,000,000
From May 16, 2002 to August 14, 2002                        $475,000,000
From August 15, 2002 to November 14, 2002                   $525,000,000
From November 15, 2002 to March 30, 2003                    $550,000,000
Thereafter                                                  $560,000,000

Trenwick Group Ltd.'s tangible net worth as of March 31, 2002 was $489.4 million.

A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick Group Ltd.'s subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%

If Trenwick Group Ltd. is unable to meet the credit agreement's financial covenants, it may be required to repay the outstanding indebtedness and collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

The amendment increased the applicable margin on the interest paid by Trenwick Group Ltd. by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the loans and letters of credit outstanding are not repaid or secured in accordance with the following schedule:

             Date                   Percentage of Outstanding Indebtedness
             ----                   --------------------------------------

      September 30, 2002                          40%
        June 30, 2003                             60%
        June 30, 2004                             80%

Trenwick Group Ltd.'s ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick Group Ltd.'s claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. Trenwick Group Ltd.'s ability to refinance its outstanding debt obligations, well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Catastrophe Equity Put

On September 27, 2000, Trenwick Group Ltd. assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enables Trenwick Group Ltd. to raise up to $55 million of equity, through the issue of convertible preferred shares to the option writer in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick Group Ltd. at any time following their issuance. In addition, the option writer can convert its preferred shares into common shares of Trenwick Group Ltd. at any time after they have been outstanding for five years or upon a change in control of Trenwick Group Ltd. or a decline in Trenwick Group Ltd.'s net worth below a specified level. Conversion is at the greater of the book value of Trenwick Group Ltd. at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. The annual net option premium for the catastrophe equity put has been charged to additional paid in capital.

As a result of the terrorist attacks of September 11, 2001, Trenwick Group Ltd. has incurred in excess of $140 million in catastrophe losses as defined under the option agreement and delivered notice of exercise of the catastrophe equity put on March 28, 2002.

The put option writer is in the process of obtaining the applicable regulatory approvals and investigating Trenwick Group Ltd.'s compliance with the conditions precedent to the exercise of the catastrophe equity put.

Quantitative and Qualitative Disclosure About Market Risk

Trenwick Group Ltd. reviewed the change in its exposure to market risks since December 31, 2001. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick Group Ltd. believes that the potential for loss in each market risk sector described in the 2001 Annual Report on Form 10-K has not materially changed.

Accounting Standards

Effective January 1, 2002, Trenwick Group Ltd. adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required Trenwick Group Ltd.'s Bermuda holding company, LaSalle Re Holdings Limited to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also requires that the remaining goodwill balance be tested for impairment under either market value or cash flow tests prior to the reporting of quarterly results of operations as of June 30, 2002. Any impairment noted as a result of these tests must be recorded as a cumulative effect of an accounting change as of January 1, 2002. We will conduct impairment tests on the remaining goodwill balance and implement this portion of the statement during the second quarter of 2002.

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

-     Changes in Trenwick Group Ltd.'s capital needs;

- The ability of Trenwick Group Ltd. to obtain the necessary letters of credit or collateral to support its Lloyd's underwriting operation;

- The ability of Trenwick Group Ltd. to refinance or repay its outstanding indebtedness; and

- Changes in the financial strength ratings assigned to Trenwick Group Ltd. and its operating subsidiaries or Lloyd's.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            10.1 Third Amendment to the Credit Agreement, dated as of April 12, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, Wachovia Bank,

                  National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

            10.2 Third Amendment to the Holdings Guaranty, dated as of April 12, 2002, among Trenwick Group Ltd., and the lending institutions from time to time party to the Credit Agreement.

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRENWICK GROUP LTD.

Date: May 15, 2002                     By: /s/  James F. Billett, Jr.
                                          -------------------------------------
                                           Name: James F. Billett, Jr.
                                           Title: Chairman, President and
                                                  Chief Executive Officer

Date:  May 15, 2002                    By: /s/ Alan L. Hunte
                                          -------------------------------------
                                           Name: Alan L. Hunte
                                           Title: Executive Vice President and
                                                  Chief Financial Officer