Form 10-Q
period 2002-06-30
TRENWICK GROUP LTD
filed 2002-08-14
CIK 1122211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to               .
                                     -------------    --------------

                         Commission file number 1-16089

                               TRENWICK GROUP LTD.
             (Exact name of registrant as specified in its charter)

            Bermuda                                             98-0232340
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          LOM Building, 27 Reid Street
                             Hamilton HM 11, Bermuda
               (Address of principal executive offices) (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
Description of Class                               as of August 13, 2002
-------------------------------                ------------------------------
Common Shares - $.10 par value                          36,779,015

                           TRENWICK GROUP LTD.
                           INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        June 30, 2002 and December 31, 2001 ............................    1

        Consolidated Statement of Operations and Comprehensive Income
        Three and Six Months ended June 30, 2002 and 2001 ..............    2

        Consolidated Statement of Cash Flows
        Three and Six Months ended June 30, 2002 and 2001 ..............    3

        Consolidated Statement of Changes in Common Shareholders' Equity
        Six Months ended June 30, 2002 and 2001 ........................    4

        Notes to Unaudited Consolidated Financial Statements ...........    5

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................   12

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings ..............................................   26

ITEM 2. Changes in Securities and Use of Proceeds ......................   27

ITEM 3. Defaults Upon Senior Securities ................................   27

ITEM 4. Submission of Matters to a Vote of Security Holders ............   27

ITEM 5. Other Information ..............................................   27

ITEM 6. Exhibits and Reports on Form 8-K ...............................   27

Signatures .............................................................   29

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
           (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                       June 30, 2002 and December 31, 2001

                                                           (Unaudited)
                                                               2002           2001
                                                           -----------    -----------
ASSETS
Debt securities available for sale, at fair value          $ 1,781,566    $ 1,960,600
Equity securities at fair value                                 29,617         24,164
Cash and cash equivalents                                      399,476        331,350
Accrued investment income                                       25,219         38,278
Premiums receivable                                            595,262        535,281
Reinsurance recoverable balances, net                        1,841,040      1,411,469
Prepaid reinsurance premiums                                   276,411        197,169
Deferred policy acquisition costs                              124,737        115,870
Net deferred income taxes                                      145,997        139,926
Goodwill                                                            --         41,653
Other assets                                                   192,217        132,795
                                                           -----------    -----------
Total assets                                               $ 5,411,542    $ 4,928,555
                                                           ===========    ===========

LIABILITIES
Unpaid claims and claims expenses                          $ 3,572,698    $ 3,032,748
Unearned premium income                                        736,082        612,290
Reinsurance balances payable                                   317,697        225,255
Indebtedness                                                    91,609        291,263
Other liabilities                                              104,519        125,554
                                                           -----------    -----------
Total liabilities                                            4,822,605      4,287,110
                                                           -----------    -----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
  debentures of U.S. subsidiary                                 68,297         68,119
Minority interest in preferred shares of
   Bermuda subsidiary                                           75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,297        143,119
                                                           -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,789,163 and
   36,845,141 shares issued and outstanding                      3,679          3,685
Additional paid in capital                                     577,044        578,018
Deferred compensation under share award plans                   (3,350)        (4,766)
Retained earnings (accumulated deficit)                       (155,547)      (101,830)
Accumulated other comprehensive income                          23,814         23,219
                                                           -----------    -----------
Total common shareholders' equity                              445,640        498,326
                                                           -----------    -----------

Total liabilities, minority interest and common
   shareholders' equity                                    $ 5,411,542    $ 4,928,555
                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited) (Amounts expressed in thousands of United States dollars, except per share data)
                Three and Six Months Ended June 30, 2002 and 2001

                                                             Three Months                Six Months
                                                      ------------------------    ------------------------
                                                          2002          2001          2002          2001
                                                      ----------    ----------    ----------    ----------
REVENUES
Net premiums earned                                   $  277,261    $  224,571    $  543,285    $  427,346
Net investment income                                     27,885        33,186        57,140        65,371
Net realized investment gains                              3,957         2,272         5,414        11,130
Other income                                               3,036         1,211         5,638         2,052
                                                      ----------    ----------    ----------    ----------
Total revenues                                           312,139       261,240       611,477       505,899
                                                      ----------    ----------    ----------    ----------

EXPENSES
Claims and claims expenses incurred                      194,025       235,551       401,602       373,832
Policy acquisition costs                                  74,843        63,100       147,915       122,456
Underwriting expenses                                     20,681        19,654        43,688        35,540
General and administrative expenses                        4,658         7,389         7,976        11,277
Loss on sale of LaSalle's in-force
  reinsurance business before commission
  income on quota share contract                           7,008            --         7,008            --
Interest expense and subsidiary
  preferred share dividends                               10,881         9,627        20,817        20,453
Foreign currency losses                                    1,838           469         1,160         1,535
                                                      ----------    ----------    ----------    ----------
Total expenses                                           313,934       335,790       630,166       565,093
                                                      ----------    ----------    ----------    ----------

Loss before income taxes and cumulative
  effect of change in accounting principle                (1,795)      (74,550)      (18,689)      (59,194)
Applicable income taxes (benefit)                         (5,584)      (23,744)       (9,568)      (27,301)
                                                      ----------    ----------    ----------    ----------
Net income (loss) before cumulative effect
  of change in accounting principle                        3,789       (50,806)       (9,121)      (31,893)
Cumulative effect of change in accounting principle           --            --       (41,653)           --
                                                      ----------    ----------    ----------    ----------
Net income (loss)                                     $    3,789    $  (50,806)   $  (50,774)   $  (31,893)
                                                      ==========    ==========    ==========    ==========

EARNINGS PER SHARE:
Basic and diluted earnings (loss) per
  common share before cumulative effect
  of change in accounting principle                   $     0.10    $    (1.38)   $    (0.25)   $    (0.87)
Cumulative effect of change in accounting principle           --            --         (1.13)           --
                                                      ----------    ----------    ----------    ----------
Basic and diluted earnings (loss)
  per common share                                    $     0.10    $    (1.38)   $    (1.38)   $    (0.87)
                                                      ==========    ==========    ==========    ==========

COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                     $    3,789    $  (50,806)   $  (50,774)   $  (31,893)
                                                      ----------    ----------    ----------    ----------
Other comprehensive income (loss):
  Net unrealized investment gains (losses)                11,225        (5,934)       (1,530)        1,293
  Foreign currency translation adjustments                 1,012           595         2,125        (4,683)
                                                      ----------    ----------    ----------    ----------
  Total other comprehensive income (loss)                 12,237        (5,339)          595        (3,390)
                                                      ----------    ----------    ----------    ----------
Comprehensive income (loss)                           $   16,026    $  (56,145)   $  (50,179)   $  (35,283)
                                                      ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
               Three and Six Months Ended June 30, 2002 and 2001

                                                           Three Months                 Six Months
                                                     ------------------------    ------------------------
                                                        2002          2001          2002          2001
                                                     ----------    ----------    ----------    ----------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs         $  473,721    $  240,272    $  774,956    $  463,022
Ceded premiums paid, net of acquisition costs          (102,621)      (88,504)     (290,843)     (162,089)
Claims and claims expenses paid                        (369,563)     (188,938)     (545,487)     (400,890)
Claims and claims expenses recovered                    (19,843)       28,496       125,389        80,553
Underwriting expenses paid                              (24,985)      (23,461)      (56,021)      (53,541)
                                                     ----------    ----------    ----------    ----------
Cash (for) from underwriting activities                 (43,291)      (32,135)        7,994       (72,945)
Net investment income received                           35,334        45,012        69,286        80,116
Service and other income received, net of expenses        2,402        (1,124)        4,972          (220)
General and administrative expenses paid                 (8,832)       (4,777)      (12,971)       (8,999)
Interest expense and
  preferred share dividends paid                         (5,381)       (5,458)      (12,456)      (12,678)
Income taxes recovered                                      986        (1,022)        1,046          (697)
                                                     ----------    ----------    ----------    ----------
Cash (for) from operating activities                    (18,782)          496        57,871       (15,423)
                                                     ----------    ----------    ----------    ----------
INVESTING ACTIVITIES
Purchases of debt securities                           (487,427)     (274,787)     (825,493)     (881,785)
Sales of debt securities                                495,364       176,289       703,859       732,770
Maturities of debt securities                           232,057        11,871       328,182        52,784
Purchases of equity securities                              (83)          (85)          (83)       (2,604)
Sales of equity securities                                   --        20,160            --        93,208
Effect on cash of exchange rate translation              14,180           781        10,919        (8,398)
Additions to premises and equipment                      (1,490)       (1,197)       (4,740)       (1,988)
                                                     ----------    ----------    ----------    ----------
Cash from (for) investing activities                    252,601       (66,968)      212,644       (16,013)
                                                     ----------    ----------    ----------    ----------
FINANCING ACTIVITIES
Issuance (repayment) of indebtedness                   (197,841)       14,000      (199,293)       14,000
Indebtedness issuance costs paid                             --            --           (88)          (29)
Purchase of capital securities                               --            --            --        (8,462)
Issuance of common shares                                    39            53            96           328
Trenwick Group Ltd. common share dividends paid          (1,472)       (1,475)       (2,943)       (2,947)
Share and option repurchases                                 --            --          (161)         (311)
Equity put option premium payments                           --          (411)           --        (1,319)
                                                     ----------    ----------    ----------    ----------
Cash (for) from financing activities                   (199,274)       12,167      (202,389)        1,260
                                                     ----------    ----------    ----------    ----------
Change in cash and cash equivalents                      34,545       (54,305)       68,126       (30,176)
Cash and cash equivalents, beginning of period          364,931       335,130       331,350       311,001
                                                     ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period             $  399,476    $  280,825    $  399,476    $  280,825
                                                     ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                     Six Months Ended June 30, 2002 and 2001

                                                                     2002          2001
                                                                  ----------    ----------
Common shareholders' equity, beginning of period                  $  498,326    $  652,187

COMMON SHARES AND ADDITIONAL  PAID IN CAPITAL
Issuance of 194,116 restricted common shares                              --         4,119
Issuance of 11,984 and 15,737 common shares for cash
  under employee and director plans                                       96           328
Purchase and retirement of 18,646 and 14,609 common shares              (161)         (311)
Cancellation of 49,316 and 4,429 restricted common share awards         (916)          (58)
Compensation recognized under employee program                            --           405
Equity put option premiums                                                --        (1,319)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded                                          --        (4,119)
Compensation expense recognized                                          501           810
Cancellation of shares                                                   916            58

RETAINED EARNINGS
Net loss                                                             (50,774)      (31,893)
Common share dividends, $0.08 per share                               (2,943)       (2,947)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss)                                        595        (3,390)
                                                                  ----------    ----------
Common shareholders' equity, end of period                        $  445,640    $  613,870
                                                                  ==========    ==========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
(Amounts expressed in thousands of United States dollars except per share data)
                Three and Six Months Ended June 30, 2002 and 2001

Note 1 Organization and Basis of Presentation

Organization

Trenwick Group Ltd. ("Trenwick") was formed as a holding company in Bermuda to acquire two publicly held companies and the minority interest in a subsidiary of one of those companies (the "business combination"). That transaction was completed on September 27, 2000.

Trenwick's principal subsidiaries underwrite specialty insurance and reinsurance.

Basis of Presentation

The interim financial statements include the accounts of Trenwick and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

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

The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2001.

Note 2 Sale of Property Catastrophe Business of LaSalle Re Limited

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re Limited ("LaSalle") to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6,685 in ceding commissions earned on the quota share with Endurance, as well as $3,930 in amortization of acquisition costs on the related assumed business.

In connection with this transaction, Trenwick recorded the following non-recurring revenues and expenses during the three months ended June 30, 2002:

Minimum proceeds related to sale of renewal rights                      $ 8,000
Accelerated amortization of reinsurance
   contracts not transferred in sale                                     (7,824)
Legal expenses and investment banking fees                               (4,370)
Severance and related expenses                                           (2,814)
                                                                        -------
Net loss on sale of LaSalle's in-force
   reinsurance business before commission
   income on quota share contract                                       $(7,008)
                                                                        =======

Note 3 Segment Information

During the first quarter of 2002, Trenwick amended the basis in which operating segments are determined. This change followed a realignment of certain lines of business in Trenwick's international operations in London which led to the combining of these operations into one operating segment operating through two distribution platforms. In addition, consistent with its operational structure, Trenwick combined its property and casualty insurance and property catastrophe reinsurance into one segment called reinsurance operations.

Trenwick now conducts its specialty insurance and reinsurance business in the following three business segments:

- Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation; and property catastrophe reinsurance, through its subsidiary LaSalle, which ceased underwriting effective April 1, 2002.

- International operations, which consists of international specialty insurance primarily written through its U.K. subsidiary, Trenwick International Limited, as well as Lloyd's insurance and reinsurance written principally through its U.K. subsidiary, Trenwick Managing Agents Limited (formerly Chartwell Managing Agents Limited); and

- United States specialty program insurance, written principally through The Insurance Corporation of New York.

Lloyd's syndicates runoff and Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed, are excluded from the aforementioned segments.

The following tables present business segment financial information for Trenwick at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001:

                                                           2002          2001
                                                        ----------    ----------
Total assets:
Reinsurance                                             $2,077,814    $2,259,616
International operations                                 2,511,418     1,915,314
U.S. specialty program insurance                           665,078       561,991
Lloyd's syndicates runoff and ECRA pool runoff             113,004        99,021
Unallocated                                                 44,228        92,613
                                                        ----------    ----------
Total assets                                            $5,411,542    $4,928,555
                                                        ==========    ==========

                                          Three Months               Six Months
                                     -----------------------   ------------------------
                                        2002         2001         2002          2001
                                     ----------   ----------   ----------    ----------
Total revenues:
Reinsurance                          $  107,697   $  112,169   $  230,682    $  215,386
International operations                167,477      117,971      316,766       235,820
U.S. specialty program insurance         36,266       23,152       65,786        42,722
Lloyd's syndicates runoff
  and ECRA pool runoff                      639        5,830       (1,942)        7,502
Unallocated                                  60        2,118          185         4,469
                                     ----------   ----------   ----------    ----------
Total revenues                       $  312,139   $  261,240   $  611,477    $  505,899
                                     ==========   ==========   ==========    ==========


                                              Three Months                  Six Months
                                         ------------------------    ------------------------
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
Net income (loss):
Reinsurance                              $   24,361    $    7,136    $   27,389    $   34,603
International operations                    (11,555)      (40,177)      (14,901)      (40,183)
U.S. specialty program insurance              6,470        (8,302)        7,642        (6,510)
Lloyd's syndicates runoff
  and ECRA pool runoff                        1,503        (1,223)       (4,946)       (2,215)
Unallocated interest expense and
  subsidiary preferred share dividends       (6,895)       (8,641)      (13,516)      (18,381)
Other unallocated                           (10,095)          401       (10,789)          793
Change in accounting principle                   --            --       (41,653)           --
                                         ----------    ----------    ----------    ----------
Net income (loss)                        $    3,789    $  (50,806)   $  (50,774)   $  (31,893)
                                         ==========    ==========    ==========    ==========

Transactions between operating segments have been eliminated in consolidation.

Note 4 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

                                               Three Months                 Six Months
                                         ------------------------    ------------------------
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
Net income (loss)                        $    3,789    $  (50,806)   $  (50,774)   $  (31,893)
                                         ==========    ==========    ==========    ==========

Weighted average shares
  outstanding - basic and diluted        36,786,434    36,850,753    36,800,824    36,786,880
                                         ==========    ==========    ==========    ==========

Basic and diluted earnings
 (loss) per common share                 $     0.10    $    (1.38)   $    (1.38)   $    (0.87)
                                         ==========    ==========    ==========    ==========

For the three and six months ended June 30, 2002 and 2001, 1,744,077; 1,737,077; 2,264,279 and 2,264,279, respectively, aggregate share options and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidulutive on the calculation for the respective periods.

During the three months ended June 30, 2002, 1,365,181 share options were cancelled pursuant to the employee stock option exchange program. This voluntary program offered eligible employees a one-time opportunity to exchange stock options for new options at a grant price equal to the fair market value of Trenwick common shares on the new grant date, which is expected to be on or about December 16, 2002.

Note 5 Underwriting Activities

The components of premiums written and earned for the three and six months ended June 30, 2002 and 2001 are as follows:

                                               Three Months                Six Months
                                         ------------------------    ------------------------
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
Assumed premiums written                 $  321,494    $  140,148    $  631,850    $  314,836
Direct premiums written                     120,653       199,408       275,867       378,343
                                         ----------    ----------    ----------    ----------
Gross premiums written                      442,147       339,556       907,717       693,179
Ceded premiums written                     (186,215)      (94,679)     (334,636)     (187,564)
                                         ----------    ----------    ----------    ----------
Net premiums written                     $  255,932    $  244,877    $  573,081    $  505,615
                                         ==========    ==========    ==========    ==========

Assumed premiums earned                  $  343,067    $   90,752       570,747    $  168,524
Direct premiums earned                       76,120       216,363       241,868       413,633
                                         ----------    ----------    ----------    ----------
Gross premiums earned                       419,187       307,115       812,615       582,157
Ceded premiums earned                      (141,926)      (82,544)     (269,330)     (154,811)
                                         ----------    ----------    ----------    ----------
Net premiums earned                      $  277,261    $  224,571    $  543,285    $  427,346
                                         ==========    ==========    ==========    ==========

Note 6 Income Taxation

As of June 30, 2002, Trenwick has not recorded a valuation allowance against the U.S. net operating losses or the U.K. operating losses on open years of account because presently, in management's judgment, it is more likely than not that these amounts will be realized from future operations. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect significant assumptions about increased premium volume and improved rates and profitability and, for U.K. operations, the ability to secure letters of credit or other funding sufficient to support the assumptions about increased premium volume and profitability. Such assumptions may be adversely affected by market conditions, changes in financial strength ratings, as determined by nationally recognized security ratings organization, for Trenwick's operating subsidiaries or Trenwick's ability to secure sufficient funding to support its underwriting operations. In the event that, in management's judgment, it is no longer more likely than not that its net operating losses will be realized from future operations, Trenwick will be required to record a valuation allowance against its deferred income tax asset.

Note 7 Accounting Standards

Effective January 1, 2002, Trenwick adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation resulted in Trenwick's Bermuda holding company, LaSalle Re Holdings Limited, crediting negative goodwill of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance of $53,239 at December 31, 2001 be tested for impairment under either market value or cash flow tests prior to the reporting of results for the quarter ended June 30, 2002. As a result of these tests, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.

The following table presents the pro forma effect on net income (loss) and earnings (loss) per share for the quarter and six months ended June 30, 2001 had this accounting standard been effective January 1, 2001 as compared to net income (loss) and earnings (loss) per share for the quarter and six months ended June 30, 2002.

                                               Three Months                 Six Months
                                         ------------------------    ------------------------
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
Net income (loss):
Reported net income (loss)               $    3,789    $  (50,806)   $  (50,774)   $  (31,893)
  Add back: goodwill amortization                --          (213)           --          (425)
  Cumulative effect of change
     in accounting for goodwill                  --            --       (41,653)           --
                                         ----------    ----------    ----------    ----------
Adjusted net income (loss)               $    3,789    $  (50,593)   $   (9,121)   $  (31,468)
                                         ==========    ==========    ==========    ==========

BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE:
Reported basic and diluted earnings
  (loss) per share                       $     0.10    $    (1.38)   $    (1.38)   $    (0.87)
  Add back: goodwill amortization                --         (0.01)           --         (0.01)
  Cumulative effect of change
     in accounting for goodwill                  --            --         (1.13)           --
                                         ----------    ----------    ----------    ----------
Adjusted basic and diluted earnings
  (loss) per share                       $     0.10    $    (1.37)   $    (0.25)   $    (0.86)
                                         ==========    ==========    ==========    ==========

Note 8 Credit Agreement

Concurrent with the business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. As of June 30, 2002, $230,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to its revolving credit facility. The amendment required Trenwick to pledge its shares of LaSalle Re Holdings Limited and LaSalle in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement).

The amendment also increased the applicable margin on the interest paid by Trenwick by 1% and added an additional .5% fee payable by Trenwick in the event the letters of credit outstanding are not secured in accordance with the following schedule; September 30, 2002, 40%; June 30, 2003, 60%; and June 30, 2004, 80%.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick was in compliance with the credit agreement covenants.

If Trenwick is unable to meet the credit agreement's financial covenants, it may be required to collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick's senior debt ratings to BB. Trenwick's ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. Because Trenwick America Corporation, Trenwick Holdings Ltd. and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting the results of operations of Trenwick Group Ltd. ("Trenwick") for the three and six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick contained in this filing as well as in conjunction with the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2001, including the audited financial statements and notes thereto as well as the discussions of critical accounting policies and quantitative and qualitative disclosure about market risk.

Overview

Trenwick is a Bermuda holding company headquartered in Hamilton, Bermuda whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick was formed in 1999 to acquire Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re Limited ("LaSalle"). The transaction was completed on September 27, 2000. Shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re Limited exchanged their shares on a one-for-one basis for newly-issued shares of Trenwick (the "Trenwick/LaSalle business combination").

Trenwick operates three principal businesses:

      - Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation;

      - International operations, which consists of international specialty insurance primarily written through its U.K. subsidiary, Trenwick International Limited, as well as Lloyd's insurance and reinsurance written principally through its U.K. subsidiary, Trenwick Managing Agents Limited (formerly Chartwell Managing Agents Limited); and

      - United States specialty program insurance, written principally through The Insurance Corporation of New York.

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6.7 million in ceding commissions earned on the quota share with Endurance, as well as $3.9 million in amortization of acquisition costs on the related assumed business.

Lloyd's syndicates runoff and Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed, are excluded from the aforementioned segments.

All of Trenwick's principal operating subsidiaries are rated "A-" (Excellent) by A.M. Best Company and have been assigned the following financial strength ratings by Standard & Poor's:

         Reinsurance:
         Trenwick America Reinsurance Corporation             A-
         LaSalle Re Limited                                   BBB

         International Operations:
         Trenwick International                               BB+

         United States Specialty Program Insurance:
         The Insurance Corporation of New York                BBB
         Dakota Specialty Insurance Company                   BBB
         Chartwell Insurance Company                          BB

All of Trenwick Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's which is rated "A-" (Excellent) by A.M. Best Company and has an A financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended June 30, 2002 and 2001

                                                       2002        2001       Change
                                                     --------    --------    --------
                                                               (in thousands)
Underwriting loss                                    $(12,288)   $(93,734)   $ 81,446
Net investment income                                  27,885      33,186      (5,301)
Interest expense and subsidiary preferred
   share dividends                                    (10,881)     (9,627)     (1,254)
General and administrative expenses                    (4,658)     (3,718)       (940)
Foreign currency losses                                (1,838)       (469)     (1,369)
Other income, net                                       3,036       1,211       1,825
                                                     --------    --------    --------
Pre-tax operating income (loss)                         1,256     (73,151)     74,407
Applicable income taxes (benefit)                      (5,250)    (23,266)    (18,016)
                                                     --------    --------    --------
Operating income (loss)                                 6,506     (49,885)     56,391
Net realized investment gains, net of income taxes      4,291       1,813       2,478
Restructuring costs, net of income taxes                   --      (2,734)      2,734
Loss on sale of LaSalle's in-force reinsurance
   business before commission income on
   quota share contract                                (7,008)         --      (7,008)
                                                     --------    --------    --------

Net income (loss)                                    $  3,789    $(50,806)   $ 54,595
                                                     ========    ========    ========

The operating income of $6.5 million in the three months ended June 30, 2002 represented a $56.4 million increase from an operating loss of $49.9 million recorded in the three months ended June 30, 2001. This increase was principally the result of improved underwriting results, mainly due to increased premium volume, combined with the absence of loss reserve strengthening in the 2002 quarter that was recorded in 2001. The improved underwriting results were offset in part by a decline in net investment income and an increase in foreign currency losses.

Underwriting loss

Trenwick produced an underwriting loss of $12.3 million in the second quarter of 2002 compared to an underwriting loss of $93.7 million in the second quarter of 2001. Details of underwriting income and loss are produced below:

                                                  2002          2001          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Net premiums earned                           $  277,261     $  224,571     $   52,690
                                              ----------     ----------     ----------

Claims and claims expenses incurred              194,025        235,551        (41,526)
Acquisition costs and underwriting expenses       95,524         82,754         12,770
                                              ----------     ----------     ----------
Total expenses                                   289,549        318,305        (28,756)
                                              ----------     ----------     ----------
Net underwriting loss                         $  (12,288)    $  (93,734)    $   81,446
                                              ==========     ==========     ==========

Loss ratio                                          70.0%         104.9%         (34.9)%
Underwriting expense ratio                          34.4%          36.8%          (2.4)%
Combined ratio                                     104.4%         141.7%         (37.3)%

The underwriting loss of $12.3 million in the second quarter of 2002 represented a $81.4 million improvement compared to the second quarter of 2001. The better underwriting result in 2002 is due to the increase in premiums earned, which resulted from rate increases and new business in 2002. The decrease in claims and claims expenses incurred in 2002 was due to the absence of the significant loss reserve strengthening recorded in 2001.

The decrease in the combined ratio in the second quarter of 2002 compared to the second quarter of 2001 resulted mainly from the increase in premiums and decrease in losses as previously noted.

Premiums written

Gross premiums written for the three months ended June 30, 2002 were $442.1 million compared to $339.6 million for the three months ended June 30, 2001, an increase of $102.5 million or 30.2%. Details of gross premiums written are provided below:

                                                 2002           2001          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Worldwide property catastrophe reinsurance    $   20,246     $   35,687     $  (15,441)
U.S. treaty reinsurance                           99,297         79,467         19,830
                                              ----------     ----------     ----------
   Total reinsurance                             119,543        115,154          4,389
International specialty insurance                 43,681         57,695        (14,014)
Lloyd's syndicates continuing                    180,002         88,226         91,776
                                              ----------     ----------     ----------
   Total international operations                223,683        145,921         77,762
U.S. specialty program insurance                  98,753         74,945         23,808
Lloyd's syndicates runoff                            168          3,536         (3,368)
                                              ----------     ----------     ----------
Gross premiums written                        $  442,147     $  339,556     $  102,591
                                              ==========     ==========     ==========

Worldwide property catastrophe reinsurance gross premium writings for the three months ended June 30, 2002 decreased by $15.4 million, or 43.3% below the three months ended June 30, 2001 primarily due to the sale of LaSalle's in-force reinsurance as of April 1, 2002.

The increase in U.S. treaty reinsurance gross premiums written in the second quarter of 2002 of $19.8 million compared to the second quarter of 2001 was mainly attributable to increasing rates on renewal treaties.

The decrease in international specialty insurance gross premiums written in the second quarter of 2002 compared to the second quarter of 2001 of $14.0 million is attributable to the transfer of treaty, professional indemnity and financial institutions business to Trenwick Managing Agents, a result of the restructuring of Trenwick's international operations, offset in part by increases in liability premiums.

The increase in Lloyd's syndicates continuing gross written premiums of $91.8 million for the second quarter of 2002 compared to the second quarter of 2001 was due to an increase in new business, which includes the addition of the treaty, professional indemnity and financial institutions business from the international specialty insurance segment as noted above, as well as to rate increases on aviation premiums.

The increase in U.S. specialty program insurance gross premiums was due to the addition of new programs as well as rate increases on new and renewal policies attributed to improving market conditions.

Premiums earned

Net premiums earned for the three months ended June 30, 2002 were $277.3 million compared to $224.6 million for the same period in 2001. Details of premiums earned are provided below:

                                                 2002           2001          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Gross premiums written                        $  442,147     $  339,556     $  102,591
Change in gross unearned premiums                (22,960)       (32,441)         9,481
                                              ----------     ----------     ----------
Gross premiums earned                            419,187        307,115        112,072
                                              ----------     ----------     ----------

Gross premiums ceded                            (186,215)       (94,679)       (91,536)
Change in ceded unearned premiums                 44,289         12,135         32,154
                                              ----------     ----------     ----------
Ceded premiums earned                           (141,926)       (82,544)       (59,382)
                                              ----------     ----------     ----------
Net premiums earned                           $  277,261     $  224,571     $   52,690
                                              ==========     ==========     ==========

Gross premiums ceded for the three months ended June 30, 2002 were $186.2 million compared to $94.7 million for the same period in 2001. A portion of the increase in gross premiums ceded of $91.5 million was due to the cession of $68.8 million of premiums to the 100% quota share reinsurance transaction related to the sale of LaSalle's in-force business, of which $50.7 was recorded as gross written premiums during the first quarter of 2002. The remainder of the increase is attributed to the increase in gross premiums written, coupled with reinsurance programs designed by Trenwick to control risk levels relative to its capitalization.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2002 were $194.0 million, a decrease of $41.6 million compared to claims and claims expenses of $235.6 million for the same period in 2001. The decrease in claims and claims expenses in 2002 is attributable to the inclusion of $76.7 million in loss reserve strengthening and $10.5 million of losses related to Tropical Storm Allison, both recorded in the second quarter of 2001.

Underwriting expenses

                                                  2002           2001         Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Policy acquisition costs                      $   74,843     $   63,100     $   11,743
Underwriting expenses                             20,681         19,654          1,027
                                              ----------     ----------     ----------
Total underwriting expenses                   $   95,524     $   82,754     $   12,770
                                              ==========     ==========     ==========

Underwriting expense ratio                          34.4%          36.8%          (2.4)%
                                              ==========     ==========     ==========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the second quarter of 2002 increased by $12.8 million compared to underwriting expenses for the second quarter of 2001. The increase was attributable to the increase in premium volume as previously discussed as well as premium levies from Lloyd's which are new for 2002. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 34.4% for the three months ended June 30, 2002 compared to 36.8% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to improving market conditions.

Underwriting expenses for the three months ended June 30, 2002 as a percentage of earned premium was 7.4%, a decrease of 1.4% from 8.8% for the same period in 2001. The decrease in the underwriting expense ratio resulted principally from the increase in premiums during 2002.

Net Investment Income

                                                 2002           2001          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Average invested assets                       $2,329,867     $2,190,057     $  139,810
Average annualized yields                           5.39%          6.62%         (1.23)%

Investment income - portfolio                 $   31,388     $   36,240     $   (4,852)
Investment income - non-portfolio                     57            692           (635)
Investment expenses                               (3,560)        (3,746)           186
                                              ----------     ----------     ----------
Net investment income                         $   27,885     $   33,186     $   (5,301)
                                              ==========     ==========     ==========

Net investment income for the three months ended June 30, 2002 was $27.9 million compared to $33.2 million for the same period in 2001. The decrease in net investment income in the second quarter of 2002 was due to the overall decline in market yields during the course of 2001 and 2002. Investment expenses for the second quarters of both 2002 and 2001 includes interest expense on funds withheld of $2.4 million and $2.9 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $10.9 million for the second quarter of 2002, an increase of $1.3 million from the same period in 2001. The increase is a result of an increase in the rate charged for maintaining letters of credit to support Trenwick Group Ltd.'s operations at Lloyd's.

Foreign Currency Losses

Trenwick recorded foreign currency losses of $1.8 million for the three months ended June 30, 2002, compared to foreign currency losses of $0.5 million for the three months ended June 30, 2001 primarily due to the increase in the value of the British pound relative to the U.S. dollar during the second quarter of 2002.

Other Income, Net

Other income, net increased to $3.0 million for the second quarter of 2002, a $1.8 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick writes its U.S. specialty program insurance business.

Non-Operating Income and Expenses

Net realized gains on investments, net of applicable income taxes, were $4.3 million during the three months ended June 30, 2002, compared to net realized gains of $1.8 million for the three months ended June 30, 2001. The 2002 gains are a result of the sale of investments made in order to repay Trenwick's term loan facility during the second quarter of 2002.

The loss on the sale of LaSalle's in-force reinsurance business before commission income on quota share contract recorded during the second quarter of 2002 represents the net of the non-recurring revenue and expense items incurred as a result of the sale of LaSalle's in-force reinsurance business as of April 1, 2002.

Results of Operations - Six Months Ended June 30, 2002 and 2001

                                                       2002         2001       Change
                                                     --------    ---------    --------
                                                              (in thousands)
Underwriting loss                                    $(49,920)   $(104,482)   $ 54,562
Net investment income                                  57,140       65,371      (8,231)
Interest expense and subsidiary preferred
   share dividends                                    (20,817)     (20,453)       (364)
General and administrative expenses                    (7,976)      (7,604)       (372)
Foreign currency losses                                (1,160)      (1,535)        375
Other income, net                                       5,638        2,052       3,586
                                                     --------    ---------    --------
Pre-tax operating income loss                         (17,095)     (66,651)     49,556
Applicable income taxes (benefit)                      (9,544)     (27,909)     18,365
                                                     --------    ---------    --------
Operating loss                                         (7,551)     (38,742)     31,191
Net realized investment gains, net of income taxes      5,438        9,583      (4,145)
Restructuring costs, net of income taxes                   --       (2,734)      2,734
Loss on sale of LaSalle's in-force reinsurance
   business before commission income on
   quota share contract                                (7,008)          --      (7,008)
Cumulative effect of change in accounting
   principle                                          (41,653)          --     (41,653)
                                                     --------    ---------    --------

Net loss                                             $(50,774)   $ (31,893)   $(18,881)
                                                     ========    =========    ========

The operating loss of $7.6 million in the six months ended June 30, 2002 represented a $31.2 million improvement from an operating loss of $38.7 million recorded in the six months ended June 30, 2001. This improvement is principally the result of improved underwriting results, mainly due to the absence in 2002 of the significant loss reserve strengthening effected in the first half of 2001, offset in part by the additional underwriting losses incurred in 2002 related to the September 11th terrorist attacks. In addition, the 2002 results included decreased investment income and increased other income.

Underwriting loss

Trenwick produced an underwriting loss of $49.9 million in the first half of 2002 compared to an underwriting loss of $104.5 million in the first half of 2001. Details of underwriting income and loss follow:

                                                        2002           2001         Change
                                                     ----------     ----------     ----------
                                                                  (in thousands)
Net premiums earned                                  $  543,285     $  427,346     $  115,939
                                                     ----------     ----------     ----------

Claims and claims expenses incurred                     401,602        373,832         27,770
Acquisition costs and underwriting expenses             191,603        157,996         33,607
                                                     ----------     ----------     ----------
Total expenses                                          593,205        531,828         61,377
                                                     ----------     ----------     ----------
Net underwriting loss                                $  (49,920)    $ (104,482)    $   54,562
                                                     ==========     ==========     ==========

Loss ratio                                                 73.9%          87.5%         (13.6)%
Underwriting expense ratio                                 35.3%          37.0%          (1.7)%
Combined ratio                                            109.2%         124.5%         (15.3)%

The underwriting loss of $49.9 million in the first half of 2002 represented a $54.6 million improvement compared to the first half of 2001. The improvement is primarily due to the inclusion of $76.7 million of loss reserve strengthening and $14.4 million of catastrophe losses in the 2001 results. This was offset in part by an additional $23.0 million of underwriting losses recorded during the first half of 2002 related to the September 11th terrorist attacks.

The decrease in the combined ratio in the first half of 2002 compared to the first half of 2001 resulted mainly from the decrease in losses as previously noted.

Premiums written

Gross premiums written for the six months ended June 30, 2002 were $907.7 million compared to $693.2 million for the six months ended June 30, 2001, an increase of $214.5 million or 30.9%. Details of gross premiums written are provided below:

                                                        2002           2001          Change
                                                     ----------     ----------     ----------
                                                                  (in thousands)
Worldwide property catastrophe reinsurance           $  100,173     $   94,634     $    5,539
U.S. treaty reinsurance                                 202,265        162,098         40,167
                                                     ----------     ----------     ----------
   Total reinsurance                                    302,438        256,732         45,706
International specialty insurance                        96,760        119,911        (23,151)
Lloyd's syndicates continuing                           309,699        172,383        137,316
                                                     ----------     ----------     ----------
   Total international operations                       406,459        292,294        114,165
U.S. specialty program insurance                        200,909        143,502         57,407
Lloyd's syndicates runoff                                (2,089)           651         (2,740)
                                                     ----------     ----------     ----------
Gross premiums written                               $  907,717     $  693,179     $  214,538
                                                     ==========     ==========     ==========

Worldwide property catastrophe reinsurance gross premium writings for the six months ended June 30, 2002 increased by $5.5 million, or 5.8% over the six months ended June 30, 2001 primarily due to rate increases caused by improving insurance and reinsurance market conditions for the first quarter of 2002, offset in part by a decrease in premiums during the second quarter as a result of the sale of LaSalle Re's in-force reinsurance as of April 1, 2002.

The increase in U.S. treaty reinsurance gross premiums written in the first half of 2002 of $40.2 million compared to the first half of 2001 was mainly attributable to increasing rates on renewal treaties.

The decrease in international specialty insurance gross premiums written in the first half of 2002 compared to the first half of 2001 of $119.9 million is attributable to the transfer of treaty, professional indemnity and financial institutions business to Trenwick Managing Agents, a result of the restructuring of Trenwick's international operations, offset in part by increases in liability premiums.

The increase in Lloyd's syndicates continuing gross written premiums for the first six months of 2002 compared to $172.4 million in the first six months of 2001 was due to both the addition of the treaty, professional indemnity and financial institutions business from the international specialty insurance segment as noted above as well as to rate increases on aviation premiums.

The increase in U.S. specialty program insurance gross premiums of $57.4 million in the first six months of 2002 was due to increased volume on two of its larger programs combined with the addition of four new programs in 2002.

Premiums earned

Net premiums earned for the six months ended June 30, 2002 were $543.3 million compared to $427.3 million for the same period in 2001. Details of premiums earned are provided below:

                                                        2002           2001          Change
                                                     ----------     ----------     ----------
                                                                  (in thousands)
Gross premiums written                               $  907,717     $  693,179     $  214,538
Change in gross unearned premiums                       (95,102)      (111,022)        15,920
                                                     ----------     ----------     ----------
Gross premiums earned                                   812,615        582,157        230,458
                                                     ----------     ----------     ----------

Gross premiums ceded                                   (334,636)      (187,564)      (147,072)
Change in ceded unearned premiums                        65,306         32,753         32,553
                                                     ----------     ----------     ----------
Ceded premiums earned                                  (269,330)      (154,811)      (114,519)
                                                     ----------     ----------     ----------
Net premiums earned                                  $  543,285     $  427,346     $  115,939
                                                     ==========     ==========     ==========

Gross premiums ceded for the six months ended June 30, 2002 were $334.6 million compared to $187.6 million for the same period in 2001. The increase in gross premiums ceded of $147.1 million was due primarily to the cession of $68.8 million to the 100% quota share contract effected in connection with the sale of LaSalle's in-force business combined with the increase in gross premiums written as previously discussed.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2002 were $401.6 million, an increase of $27.8 million compared to claims and claims expenses of $373.8 million for the same period in 2001. The increase in claims and claims expenses in 2002 is partially attributable to $25.7 million of additional claims and claims expenses recorded in the first quarter of 2002 in connection with the September 11th terrorist attacks, combined with deterioration in indicated loss ratios for prior accident years in the U.S. treaty reinsurance and U.S. specialty program insurance segments.

Underwriting expenses

                                                        2002           2001          Change
                                                     ----------     ----------     ----------
                                                                  (in thousands)
Policy acquisition costs                             $  147,915     $  122,456     $   25,459
Underwriting expenses                                    43,688         35,540          8,148
                                                     ----------     ----------     ----------
Total underwriting expenses                          $  191,603     $  157,996     $   33,607
                                                     ==========     ==========     ==========

Underwriting expense ratio                                 35.3%          37.0%          (1.7)%
                                                     ==========     ==========     ==========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first six months of 2002 increased by $33.6 million compared to underwriting expenses for the first six months of 2001. The increase was attributable to the increase in premium volume as previously discussed as well as premium levies from Lloyd's which are new for 2002. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 35.3% for the six months ended June 30, 2002 compared to 37.0% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to improving market conditions.

Underwriting expenses for the six months ended June 30, 2002 as a percentage of earned premium were 8.0%, relatively unchanged from 8.3% for the same period in 2001.

Net Investment Income

                                                        2002           2001          Change
                                                     ----------     ----------     ----------
                                                                  (in thousands)
Average invested assets                              $2,274,242     $2,205,830     $   68,412
Average annualized yields                                  5.70%          6.52%         (0.82)%

Investment income - portfolio                        $   64,827     $   71,928     $   (7,101)
Investment income - non-portfolio                          (114)         1,214         (1,328)
Investment expenses                                      (7,573)        (7,771)           198
                                                     ----------     ----------     ----------
Net investment income                                $   57,140     $   65,371     $   (8,231)
                                                     ==========     ==========     ==========

Net investment income for the six months ended June 30, 2002 was $57.1 million compared to $65.4 million for the same period in 2001. The decrease in net investment income in the first half of 2002 was due to an overall decline in market yields during the course of 2001 and 2002. Investment expenses for the first six months of both 2002 and 2001 included interest expense on funds withheld of $5.3 million and $5.6 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $20.8 million for the first six months of 2002, an increase of $0.4 million from the same period in 2001. The increase resulted from an increase in fees related to maintaining letters of credit to support Trenwick's operations at Lloyd's, offset in part by the decrease in interest rates since the first quarter of 2001.

Foreign Currency Losses

Trenwick recorded foreign currency losses of $1.2 million for the six months ended June 30, 2002, relatively unchanged from $1.5 million of losses for the six months ended June 30, 2001.

Other Income, Net

Other income, net increased to $5.6 million for the first half of 2002, a $3.6 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick underwrites its U.S. specialty program insurance business.

Non-Operating Income and Expenses

Net realized gains on investments, net of applicable income taxes, were $5.4 million during the six months ended June 30, 2002, compared to net realized gains of $9.6 million for the six months ended June 30, 2001. The 2001 gains reflect actions taken to reposition Trenwick's debt security portfolio, partially offset by losses recognized on the sale of equity securities.

Trenwick adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. This new statement suspended systematic goodwill amortization and required Trenwick's Bermuda holding company, LaSalle Re Holdings Limited to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick conducted both market value and cash flow tests and, as a result, recorded a $53.2 million write off of all of Trenwick's remaining goodwill. These transactions increased Trenwick America's net loss by a net amount of $41.7 million and were recorded as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

As of June 30, 2002, Trenwick's consolidated investments and cash totaled $2.2 billion, a slight decrease from the balance of $2.3 billion at December 31, 2001. The cost of Trenwick's equity securities was $11.9 million less than fair value at June 30, 2002 and was less than fair value by $6.8 million at December 31, 2001. The fair value of Trenwick's debt securities exceeded amortized cost by $31.3 million at June 30, 2002 and by $34.6 million at December 31, 2001.

As of June 30, 2002, Trenwick's consolidated common shareholders' equity totaled $445.6 million, or $12.11 per common share, compared to $498.3 million, or $13.52 per common share at December 31, 2001. The decrease in common shareholders' equity is primarily the result of the application of Statement of Financial Accounting Standard No. 142, which requires the periodic evaluation of goodwill for impairment under either market value or cash flow tests. During the first quarter of 2002, Trenwick credited the negative goodwill balance of $11.6 million related to its Bermuda holding company, LaSalle Re Holdings Limited to operations as of January 1, 2002. Following the completion of both market value and cash flow tests performed during the second quarter of 2002, Trenwick wrote off all $53.2 million of its remaining goodwill as a cumulative effect of an accounting change as of January 1, 2002.

Cash provided by Trenwick's operating activities for the six months ended June 30, 2002 was $57.9 million compared to cash used by Trenwick's operating activities of $15.4 million in the comparable period of 2001. The increase in cash flow from operations was due primarily to an overall reduction in claims and claims expenses paid as a result of recoveries on reinsurance to close the 1999 year of account on Trenwick's Lloyd's syndicates. This reduction was offset in part by an increase in ceded premiums paid for reinstatement premiums related to the September 11th terrorist attacks which were included in Trenwick's 2001 operating results.

Net cash used in financing activities during the six months ended June 30, 2002 and 2001 both included $2.9 million of dividends paid to common shareholders. Additionally, net cash used in financing activities included $195.2 million related to the repayment of Trenwick's term loan facility.

Trenwick paid a dividend of $0.04 per common share in both the first and second quarters of 2002 and 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the quarters ended March 31 and June 30, 2002 and 2001. Trenwick's Board of Directors reviews Trenwick's common share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick's results of operations and the capital requirements, growth and other characteristics of its businesses.

Trenwick's total debt to capital ratio (total indebtedness divided by total debt, preferred capital securities, preferred shares and common shareholders' equity) decreased to 13.5% at June 30, 2002 from 31.2% on December 31, 2001 due to the repayment of the $195 million in principal amount outstanding under the term loan portion of Trenwick's bank credit facility.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America Corporation was the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick was in compliance with the credit agreement covenants.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick's minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick s interest coverage ratio for the quarter ending June 30, 2002 was 2.1 to 1. The amendment adjusted the minimum tangible net worth Trenwick must maintain to the following base amounts plus 50% of net income earned during the period:

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

Trenwick's consolidated tangible net worth as defined by the terms of the credit facility was $493.3 million as of June 30, 2002.

A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick's subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%.

If Trenwick is unable to meet the credit agreement's financial covenants, it may be required to collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

The amendment increased the applicable margin on the interest paid by Trenwick by 1% and added an additional .5% fee payable by Trenwick in the event the letters of credit outstanding are not secured in accordance with the following schedule:

          Date                   Percentage of Outstanding Indebtedness
          ----                   --------------------------------------
   September 30, 2002                              40%
     June 30, 2003                                 60%
     June 30, 2004                                 80%

On June 17, 2002, Trenwick repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of June 30, 2002, $230 million of letters of credit remain outstanding under the credit facility.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick's senior debt ratings to BB. Trenwick's ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in Trenwick's financial statements. Because Trenwick America Corporation, Trenwick Holdings Ltd. and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enables Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick at any time following their issuance. In addition, European Re can convert its preferred shares into common shares of Trenwick at any time after they have been outstanding for five years or upon a change in control of Trenwick or a decline in Trenwick's net worth below a specified level. Conversion is at the greater of the book value of Trenwick at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. The annual net option premium for the catastrophe equity put has been charged to additional paid in capital.

As a result of the terrorist attacks of September 11, 2001, Trenwick has incurred in excess of $140 million in catastrophe losses as defined under the option agreement and delivered notice of exercise of the catastrophe equity put on March 28, 2002.

On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arise out of European Re's failure to meet its obligations under the catastrophe equity put. European Re has named an arbitrator and Trenwick is required to name an arbitrator on or before August 30, 2002.

Quantitative and Qualitative Disclosure About Market Risk

Trenwick reviewed the change in its exposure to market risks since December 31, 2001. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick believes that the potential for loss in each market risk sector described in the 2001 Annual Report on Form 10-K has not materially changed.

Deferred Income Taxes

Trenwick recorded as an asset as of June 30, 2002 of $146.0 million of net deferred income taxes. The net deferred income taxes represent the expected future tax benefit of losses previously incurred by Trenwick's United States and United Kingdom operations. Trenwick's Bermuda operations are not subject to income tax. The future tax benefit in the United States must be used on or before 2021. The future tax benefit in the United Kingdom is not limited by time. In order to maintain its net deferred income taxes as an asset, Trenwick is required to determine that it is more likely than not that it will be able to realize the future tax benefit of its previously incurred losses in the United States and the United Kingdom. In making this determination, Trenwick is required to make estimates as to its future income. Such estimates may be adversely affected by market conditions, changes in financial strength ratings, as determined by nationally recognized security ratings organizations, for Trenwick's operating subsidiaries or Trenwick's ability to secure sufficient funding to support its underwriting operations. If Trenwick's estimates of future income in the United States and the United Kingdom were to be revised and it became more likely than not that Trenwick would not be able to realize the future tax benefit of its previously incurred losses, the effect on Trenwick's results of operations could be significant. Also see Note 6 of Notes to the Unaudited Consolidated Financial Statements.

Accounting Standards

Effective January 1, 2002, Trenwick adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required Trenwick's Bermuda holding company, LaSalle Re Holdings Limited to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick conducted both market value and cash flow tests and, as a result, recorded a $53.2 million write off of all of Trenwick's remaining goodwill as a cumulative effect of an accounting change as of January 1, 2002.

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

-     Changes in Trenwick's capital needs;

- The ability of Trenwick to obtain the necessary letters of credit or collateral to support its Lloyd's underwriting operation;

- The ability of Trenwick to refinance or repay its outstanding indebtedness; and

- Changes in the financial strength ratings assigned to Trenwick and its operating subsidiaries or Lloyd's.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arise out of European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. Since commencement of the arbitration, European Re has named its arbitrator. Trenwick is required to name its arbitrator by August 30, 2002.

In addition, Trenwick is party to various legal proceedings generally arising in the normal course of its business. Trenwick does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The annual general meeting of shareholders was held in Hamilton, Bermuda, on May 15, 2002. Represented in person or by proxy at the annual general meeting were 33,835,967 common shares, which was 91.9% of outstanding common shares.

The following two directors were elected to a three year term expiring in 2005 by the following votes of Trenwick's common shareholders.

                              Number of Shares
                                    For                               Withheld
                              ----------------                        --------
Anthony S. Brown                 32,080,565                          1,755,402
Clement S. Dwyer, Jr.            32,091,009                          1,744,958

The appointment of PricewaterhouseCoopers LLP as Trenwick's independent accountants was ratified by the following vote of Trenwick's common shareholders:

                              Number of Shares
                For               Against                             Abstain
             ----------       ----------------                        -------
             33,143,230           684,568                              8,169

The amendment of Trenwick's existing equity incentive plans to permit the exchange of outstanding options for new options was approved by the following vote of Trenwick's common shareholders.

                               Number of Shares
                For                Against                             Abstain
             ----------        ----------------                        -------
             20,962,220           12,135,825                           737,922

Item 5. Other Information

      None

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

            Date of Report                     Item Reported
            --------------                     -------------

            May 16, 2002           Sale of the business of LaSalle Re Limited
                                   to Endurance Specialty Insurance Ltd.

            June 17, 2002          Repayment by Trenwick of $195 million
                                   principal amounts of outstanding term loans under its bank credit facility.

            July 1, 2002           Commencement of arbitration against
                                   European Reinsurance Company of Zurich
                                   related to Catastrophe Equity Securities
                                   Issuance Option Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRENWICK


Date: August 14, 2002               By: /s/  James F. Billett, Jr.
                                       -----------------------------------------
                                        Name: James F. Billett, Jr.
                                        Title: Chairman, President and
                                               Chief Executive Officer


Date:  August 14, 2002              By: /s/ Alan L. Hunte
                                       -----------------------------------------
                                        Name: Alan L. Hunte
                                        Title: Executive Vice President and
                                               Chief Financial Officer