Form 10-Q
period 2002-09-30
TRENWICK GROUP LTD
filed 2002-11-14
CIK 1122211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2002.

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        Shares Outstanding
Description of Class                                  as of November 12, 2002
------------------------------                      ----------------------------
Common Shares - $.10 par value                               36,787,063

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        September 30, 2002 and December 31, 2001 ............................ 1

        Consolidated Statement of Operations and Comprehensive Income
        Three and Nine Months Ended September 30, 2002 and 2001 ............. 2

        Consolidated Statement of Cash Flows
        Three and Nine Months Ended September 30, 2002 and 2001 ............. 3

        Consolidated Statement of Changes in Common Shareholders' Equity Nine
        Months Ended September 30, 2002 and 2001 ............................ 4

        Notes to Unaudited Consolidated Financial Statements ................ 5

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 18

ITEM 3. Quantitative and Qualtitative Disclosures about Market Risk ......... 36

ITEM 4. Controls and Procedures ............................................. 36

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings ................................................... 38

ITEM 2. Changes in Securities and Use of Proceeds ........................... 38

ITEM 3. Defaults Upon Senior Securities ..................................... 38

ITEM 4. Submission of Matters to a Vote of Security Holders ................. 39

ITEM 5. Other Information ................................................... 39

ITEM 6. Exhibits and Reports on Form 8-K .................................... 39

Signatures .................................................................. 40

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                    September 30, 2002 and December 31, 2001

                                                           (Unaudited)
                                                              2002            2001
                                                           -----------    -----------
ASSETS
Debt securities available for sale, at fair value          $ 2,024,147    $ 1,960,600
Equity securities at fair value                                 24,752         24,164
Cash and cash equivalents                                      320,514        331,350
Accrued investment income                                       25,867         38,278
Premiums receivable                                            608,835        535,281
Reinsurance recoverable balances, net                        1,941,285      1,411,469
Prepaid reinsurance premiums                                   278,103        197,169
Deferred policy acquisition costs                              127,112        115,870
Net deferred income taxes                                       83,030        139,926
Goodwill                                                            --         41,653
Other assets                                                   178,571        132,795
                                                           -----------    -----------
Total assets                                               $ 5,612,216    $ 4,928,555
                                                           ===========    ===========
LIABILITIES
Unpaid claims and claims expenses                          $ 3,728,112    $ 3,032,748
Unearned premium income                                        738,011        612,290
Reinsurance balances payable                                   426,548        225,255
Indebtedness                                                    88,524        291,263
Other liabilities                                              125,829        125,554
                                                           -----------    -----------
Total liabilities                                            5,107,024      4,287,110
                                                           -----------    -----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
   debentures of U.S. subsidiary                                68,308         68,119
Minority interest in preferred shares of
   Bermuda subsidiary                                           75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,308        143,119
                                                           -----------    -----------
CONVERTIBLE PREFERRED SHARES                                    40,000             --
                                                           -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,787,063 and
   36,845,141 shares issued and outstanding                      3,679          3,685
Additional paid in capital                                     576,800        578,018
Deferred compensation under share award plans                   (2,968)        (4,766)
Accumulated deficit                                           (294,228)      (101,830)
Accumulated other comprehensive income                          38,601         23,219
                                                           -----------    -----------
Total common shareholders' equity                              321,884        498,326
                                                           -----------    -----------
Total liabilities, minority interest convertible
   preferred shares and common shareholders' equity        $ 5,612,216    $ 4,928,555
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited)
            (Amounts expressed in thousands of United States dollars,
                             except per share data)
             Three and Nine Months Ended September 30, 2002 and 2001

                                                          Three Months                Nine Months
                                                      ----------------------    ----------------------
                                                        2002         2001          2002         2001
                                                      ---------    ---------    ---------    ---------
REVENUES
Net premiums earned                                   $ 194,823    $ 239,862    $ 738,108    $ 667,208
Net investment income                                    24,401       30,770       81,541       96,141
Net realized investment gains (losses)                   (3,119)      (3,302)       2,295        7,828
Other income                                              2,191        1,233        7,829        3,285
                                                      ---------    ---------    ---------    ---------
Total revenues                                          218,296      268,563      829,773      774,462
                                                      ---------    ---------    ---------    ---------

EXPENSES
Claims and claims expenses incurred                     192,947      264,344      594,549      638,176
Policy acquisition costs                                 69,577       75,017      217,492      197,473
Underwriting expenses                                    20,122       21,352       63,810       56,892
General and administrative expenses                       6,005        3,845       13,981       15,122
Loss on sale of LaSalle's in-force
  reinsurance business before commission
  income on quota share contract                             --           --        7,008           --
Interest expense and subsidiary
  preferred share dividends                               8,289        9,601       29,106       30,054
Foreign currency losses                                   3,805        1,397        4,965        2,932
                                                      ---------    ---------    ---------    ---------
Total expenses                                          300,745      375,556      930,911      940,649
                                                      ---------    ---------    ---------    ---------

Loss before income taxes and cumulative
  effect of change in accounting principle              (82,449)    (106,993)    (101,138)    (166,187)
Applicable income taxes (benefit)                        54,463      (10,886)      44,894      (38,187)
                                                      ---------    ---------    ---------    ---------
Net loss before cumulative effect
  of change in accounting principle                    (136,912)     (96,107)    (146,032)    (128,000)
Cumulative effect of change in accounting principle          --           --      (41,653)          --
                                                      ---------    ---------    ---------    ---------
Net loss                                               (136,912)     (96,107)    (187,685)    (128,000)

Dividends on convertible preferred shares                   298           --          298           --
                                                      ---------    ---------    ---------    ---------
Net loss available to common shareholders             $(137,210)   $ (96,107)   $(187,983)   $(128,000)
                                                      =========    =========    =========    =========
EARNINGS PER SHARE:
Basic and diluted loss per
  common share before cumulative effect
  of change in accounting principle                   $   (3.73)   $   (2.61)   $   (3.98)   $   (3.48)
Cumulative effect of change in accounting principle          --           --        (1.13)          --
                                                      ---------    ---------    ---------    ---------
Basic and diluted loss
  per common share                                    $   (3.73)   $   (2.61)   $   (5.11)   $   (3.48)
                                                      =========    =========    =========    =========

COMPREHENSIVE INCOME (LOSS):
Net loss                                              $(136,912)   $ (96,107)   $(187,685)   $(128,000)
                                                      ---------    ---------    ---------    ---------
Other comprehensive income (loss):
  Net unrealized investment gains                        22,215       28,314       20,685       29,607
  Foreign currency translation adjustments               (7,428)       2,121       (5,303)      (2,562)
                                                      ---------    ---------    ---------    ---------
  Total other comprehensive income                       14,787       30,435       15,382       27,045
                                                      ---------    ---------    ---------    ---------
Comprehensive loss                                    $(122,125)   $ (65,672)   $(172,303)   $(100,955)
                                                      =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
             Three and Nine Months Ended September 30, 2002 and 2001

                                                           Three Months                   Nine Months
                                                     --------------------------    --------------------------
                                                        2002           2001           2002           2001
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs         $   296,769    $   278,413    $ 1,071,725    $   741,435
Ceded premiums paid, net of acquisition costs            (91,752)       (64,293)      (382,596)      (226,382)
Claims and claims expenses paid                         (239,433)      (220,720)      (784,920)      (621,610)
Claims and claims expenses recovered                      74,502         58,626        199,892        139,179
Underwriting expenses paid                               (24,598)       (18,079)       (80,619)       (71,620)
                                                     -----------    -----------    -----------    -----------
Cash (for) from underwriting activities                   15,488         33,947         23,482        (38,998)
Net investment income received                            30,309         36,491         99,595        116,607
Service and other income received, net of expenses         1,070            332          6,042            112
General and administrative expenses paid                  (6,881)        (6,683)       (19,853)       (15,682)
Interest expense and
  preferred share dividends paid                          (5,278)       (14,486)       (17,735)       (27,164)
Income taxes (paid) recovered                                160           (310)         1,208         (1,007)
                                                     -----------    -----------    -----------    -----------
Cash from operating activities                            34,868         49,291         92,739         33,868
                                                     -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
Purchases of debt securities                            (608,176)      (369,031)    (1,433,669)    (1,250,816)
Sales of debt securities                                 149,966        269,351        853,826      1,002,121
Maturities of debt securities                            304,299         33,688        632,480         86,472
Purchases of equity securities                                --             90            (83)        (2,514)
Sales of equity securities                                    --          4,718             --         97,926
Effect on cash of exchange rate translation                3,330          5,773         14,249         (2,625)
Additions to premises and equipment                         (860)        (3,100)        (5,600)        (5,088)
                                                     -----------    -----------    -----------    -----------
Cash (for) from investing activities                    (151,441)       (58,511)        61,203        (74,524)
                                                     -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
Issuance (repayment) of indebtedness                        (958)            --       (200,252)        14,000
Indebtedness issuance costs paid                              --           (618)           (88)          (647)
Purchase of capital securities                                --             --             --         (8,462)
Issuance of common shares                                     40             36            137            364
Common share dividends paid                               (1,471)        (1,495)        (4,415)        (4,442)
Issuance of convertible preferred shares                  40,000             --         40,000             --
Share and option repurchases                                  --             --           (160)          (311)
Equity put option premium payments                            --             --             --         (1,319)
                                                     -----------    -----------    -----------    -----------
Cash from (for) financing activities                      37,611         (2,077)      (164,778)          (817)
                                                     -----------    -----------    -----------    -----------
Change in cash and cash equivalents                      (78,962)       (11,297)       (10,836)       (41,473)
Cash and cash equivalents, beginning of period           399,476        280,825        331,350        311,001
                                                     -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period             $   320,514    $   269,528    $   320,514    $   269,528
                                                     ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                  Nine Months Ended September 30, 2002 and 2001

                                                                    2002          2001
                                                                  ---------    ---------
Common shareholders' equity, beginning of period                  $ 498,326    $ 652,187

COMMON SHARES AND ADDITIONAL  PAID IN CAPITAL
Issuance of 194,116 restricted common shares                             --        4,119
Issuance of 19,637 and 20,366 common shares for cash
  under employee and director plans                                     137          363
Purchase and retirement of 18,646 and 14,609 common shares             (161)        (311)
Cancellation of 59,069 and 5,134 restricted common share awards      (1,200)         (70)
Compensation recognized under employee program                           --          405
Equity put option premiums                                               --       (1,319)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Restricted common shares awarded                                         --       (4,119)
Compensation expense recognized                                         683        1,121
Cancellation of shares                                                1,115           70

ACCUMULATED DEFICIT
Net loss                                                           (187,685)    (128,000)
Common share dividends, $0.12 per share                              (4,415)      (4,443)
Dividends on convertible preferred shares                              (298)          --

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income                                           15,382       27,045
                                                                  ---------    ---------
Common shareholders' equity, end of period                        $ 321,884    $ 547,048
                                                                  =========    =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
            (Amounts expressed in thousands of United States dollars
                        except share and per share data)
             Three and Nine Months Ended September 30, 2002 and 2001

Note 1 Organization and Basis of Presentation

Organization

Trenwick Group Ltd. ("Trenwick") was formed as a holding company in Bermuda on December 10, 1999 to acquire two publicly held companies and the minority interest in a subsidiary of one of those companies (the "business combination"). That transaction was completed on September 27, 2000.

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

Mr. W. Marston Becker, who was appointed Acting Chairman and Acting Chief Executive Officer of Trenwick in August 2002, has certified Trenwick's Form 10-Q Report for the third quarter of 2002 in accordance with the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because Mr. Becker has been employed by Trenwick as its Acting Chairman and Acting Chief Executive Officer for less then three months, Trenwick emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this Form 10-Q Report. Mr. Becker has not been at Trenwick long enough to have conducted an in-depth review of Trenwick's accounting and reserving practices. However, Mr. Becker has initiated an in-depth review of Trenwick's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year.

Management notes that Trenwick currently has no information that the current reserve review will result in any material adjustments to Trenwick's reserves for losses. If the current reserve review were to reveal any material adjustments necessary to Trenwick's loss reserves, Trenwick would promptly disclose such adjustments.

Note 2 Sale of Property Catastrophe Business of LaSalle Re Limited

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re Limited ("LaSalle") to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the nine months ended September 30, 2002 are $10,745 in ceding commissions earned on the quota share with Endurance, as well as $6,907 in amortization of acquisition costs on the related assumed business.

In connection with this transaction, Trenwick recorded the following non-recurring revenues and expenses during the nine months ended September 30, 2002:

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
                                                                        =======

Note 3 Lloyd's Capital Transaction

On September 19, 2002, Trenwick Managing Agents Limited entered into an agreement with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies, to increase the total premium capacity of Trenwick Managing Agents' Syndicate 839 at Lloyd's for the 2002 year of account. National Indemnity Company provided (pound)62,500 ($99,325) in premium capacity to Trenwick's Syndicate 839 through (pound)25,000 ($39,730) of additional Lloyd's funding and (pound)78,750 ($125,150) in premium capacity through a qualifying quota share reinsurance facility. In return for its capital support, National Indemnity Company will receive a 41.4% share of the net underwriting result of Syndicate 839 for the 2002 year of account before ceding commissions and profit sharing. The qualifying quota share reinsurance facility served to decrease net earned premiums for the three and nine months ended September 30, 2002 by $41,322 and increase the net loss for the three and nine months ended September 30, 2002 by $5,520.

Note 4 Segment Information

During the first quarter of 2002, Trenwick amended the basis in which operating segments are determined. This change followed a realignment of certain lines of business in Trenwick's international operations in London, which led to the combining of these operations into one operating segment operating through two distribution platforms. In addition, consistent with its operational structure, Trenwick combined its property and casualty reinsurance and property catastrophe reinsurance into one segment called reinsurance operations.

Trenwick conducted its specialty insurance and reinsurance business in the following three business segments through the first nine months of 2002:

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

On October 30, 2002, Trenwick announced that it would cease underwriting its U.S. specialty program insurance business effective immediately.

Lloyd's syndicates runoff and Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed, are excluded from the aforementioned segments.

The following tables present business segment financial information for Trenwick at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001:

                                                 September 30   December 31
                                                     2002          2001
                                                 ------------   -----------
Total assets:
Reinsurance                                      $ 2,145,201    $2,259,616
International operations                           2,681,644     1,915,314
U.S. specialty program insurance                     681,054       561,991
Lloyd's syndicates runoff and ECRA pool runoff        38,375        99,021
Unallocated                                           65,942        92,613
                                                 ------------   -----------
Total assets                                     $ 5,612,216    $4,928,555
                                                 ============   ===========

                                       Three Months              Nine Months
                                   ---------------------   ----------------------
                                     2002         2001       2002          2001
                                   ---------   ---------   ---------    ---------
Total revenues:
Reinsurance                        $ 110,472   $ 115,891   $ 341,154    $ 331,277
International operations              68,217     125,424     384,982      361,244
U.S. specialty program insurance      39,086      24,944     104,872       67,666
Lloyd's syndicates runoff
  and ECRA pool runoff                   391       1,550      (1,550)       9,052
Unallocated                              130         754         315        5,223
                                   ---------   ---------   ---------    ---------
Total revenues                     $ 218,296   $ 268,563   $ 829,773    $ 774,462
                                   =========   =========   =========    =========

                                              Three Months              Nine Months
                                         ----------------------    ----------------------
                                           2002          2001        2002          2001
                                         ---------    ---------    ---------    ---------
Net income (loss):
Reinsurance                              $ (59,398)   $ (65,009)   $ (32,009)   $ (30,406)
International operations                   (29,030)     (16,706)     (43,931)     (56,889)
U.S. specialty program insurance           (12,442)       1,872       (4,800)      (4,638)
Lloyd's syndicates runoff
  and ECRA pool runoff                      (5,668)      (7,763)     (10,614)      (9,978)
Unallocated interest expense and
  subsidiary preferred share dividends      (4,558)      (8,315)     (18,074)     (26,696)
Other unallocated                          (25,816)        (186)     (36,604)         607
Change in accounting principle                  --           --      (41,653)          --
                                         ---------    ---------    ---------    ---------
Net loss                                 $(136,912)   $ (96,107)   $(187,685)   $(128,000)
                                         =========    =========    =========    =========

Transactions between operating segments have been eliminated in consolidation.

Note 5 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

                                                  Three Months                 Nine Months
                                            ------------------------    --------------------------
                                               2002          2001          2002           2001
                                            ----------    ----------    ----------    ------------
Net loss available to common shareholders   $ (137,210)   $  (96,107)   $ (187,983)   $   (128,000)
                                            ==========    ==========    ==========    ============

Weighted average shares
  outstanding - basic and diluted           36,781,973    36,855,579    36,794,471      36,810,031
                                            ==========    ==========    ==========    ============

 Basic and diluted loss per common share    $    (3.73)   $    (2.61)   $    (5.11)   $      (3.48)
                                            ==========    ==========    ==========    ============

For the three and nine months ended September 30, 2002 and 2001, 1,603,319; 1,603,319; 2,934,980 and 2,742,754, respectively, aggregate share options and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidulutive on the calculation for the respective periods.

During the nine months ended September 30, 2002, 1,365,181 share options were cancelled pursuant to the employee stock option exchange program. This voluntary program offered eligible employees a one-time opportunity to exchange stock options for new options at a grant price equal to the fair market value of Trenwick common shares on the new grant date, which is expected to be on or about December 16, 2002.

Note 6 Underwriting Activities

The components of premiums written and earned for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                  Three Months                  Nine Months
                           --------------------------    --------------------------
                              2002            2001          2002            2001
                           -----------    -----------    -----------    -----------
Assumed premiums written   $   116,136    $   225,439    $   482,268    $   456,928
Direct premiums written        273,615        142,104        823,024        603,794
                           -----------    -----------    -----------    -----------
Gross premiums written         389,751        367,543      1,305,292      1,060,722
Ceded premiums written        (207,445)      (124,709)      (542,081)      (312,273)
                           -----------    -----------    -----------    -----------
Net premiums written       $   182,306    $   242,834    $   763,211    $   748,449
                           ===========    ===========    ===========    ===========

                                 Three Months                  Nine Months
                          --------------------------    --------------------------
                             2002            2001          2002            2001
                          -----------    -----------    -----------    -----------
Assumed premiums earned   $   152,304    $   156,806    $   457,333    $   409,144
Direct premiums earned        233,991        190,813        749,401        537,802
                          -----------    -----------    -----------    -----------
Gross premiums earned         386,295        347,619      1,206,734        946,946
Ceded premiums earned        (191,472)      (107,757)      (468,626)      (279,738)
                          -----------    -----------    -----------    -----------
Net premiums earned       $   194,823    $   239,862    $   738,108    $   667,208
                          ===========    ===========    ===========    ===========

Note 7 Convertible Preferred Shares

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100,000 catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick to raise up to $55,000 of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re Limited incurred in excess of $140,000 in catastrophe losses as defined under the option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55,000 in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40,000. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

                      Standard & Poor's Rating                LIBOR Margin

                      BBB- or above                               3.75%
                      BB+                                         4.25%
                      BB                                          4.50%
                      BB-                                         4.75%
                      Below BB-                                   6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in

Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth equal to at least $225,000 for a period of more than sixty days ("Net Worth Conversion Event"). The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. European Re will be able to transfer the Series B Shares six months after the date of purchase.

The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550,000,000 which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150,000,000 preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick, therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in the September 30, 2002 balance sheet. As of September 30, 2002, the Series B shares would be settled with 6,285,714 common shares upon conversion. The following table details how changes in the price of Trenwick's common shares or changes in book value would affect the settlement amounts:

 Average market value of
      common shares                                           Book value per share
--------------------------  --------------------------------------------------------------------------------------
                            $0.10-$0.50    $0.51-$1.00   $1.01-$2.00    $2.01-$5.00   $5.01-$10.00   $10.01-$15.00
                            -----------    -----------   -----------    -----------   ------------   -------------
       $0.10-$0.50            550 - 110      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $0.51-$1.00             108 - 55      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $1.01-$2.00             54 - 28        54 - 28       54 - 28        27 - 11        11 - 6          5 - 4
       $2.01-$5.00             27 - 11        27 - 11       27 - 11        27 - 11        11 - 6          5 - 4
       $5.01-$10.00            11 - 6         11 - 6        11 - 6         11 - 6         11 - 6          5 - 4
      $10.01-$15.00             5 - 4          5 - 4         5 - 4          5 - 4          5 - 4          5 - 4

             Range of shares issuable upon conversion (in millions)

Note 8 Income Taxation

Trenwick's U.S. operations incurred financial accounting losses in 1999 through 2001. Additionally, Trenwick's results during the first nine months of 2002 were less favorable than anticipated at the beginning of the year. In the absence of specific favorable factors, application of FASB Statement No. 109, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, in the third quarter of 2002, a 100% valuation allowance for the U.S. deferred tax asset was recorded, increasing our non-cash provision for income taxes and net loss for the third quarter of 2002 by $57.0 million.

As of September 30, 2002, Trenwick has not recorded a valuation allowance against the U.K. operating losses on Lloyd's open years of account because presently, in management's judgment, it is more likely than not that these amounts will be realized from future operations. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect significant assumptions about increased premium volume and improved rates and profitability and the ability to secure letters of credit or other funding sufficient to support the assumptions about increased premium volume and profitability. Additionally, management believes it has the ability to implement tax planning strategies in order to realize these assets. Such assumptions may be adversely affected by market conditions or Trenwick's ability to secure sufficient funding to support its underwriting operations. In the event that, in management's judgment, it is no longer more likely than not that its net operating losses will be realized from future operations, Trenwick will be required to record a valuation allowance against its remaining deferred income tax asset.

Note 9 Accounting Standards

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

The following table presents the pro forma effect on net loss and loss per common share for the three and nine months ended September 30, 2001 had this accounting standard been effective January 1, 2001 as compared to net loss available to common shareholders and loss per common share for the three and nine months ended September 30, 2002.

                                           Three Months                  Nine Months
                                    --------------------------    --------------------------
                                       2002            2001          2002            2001
                                    -----------    -----------    -----------    -----------
Net loss available to
  common shareholders:
Reported net loss available to
  common shareholders               $  (137,210)   $   (96,107)   $  (187,983)   $  (128,000)
  Add back: goodwill amortization            --           (213)            --           (638)
  Cumulative effect of change
     in accounting for goodwill              --             --        (41,653)            --
                                    -----------    -----------    -----------    -----------
Adjusted net loss available to
  common shareholders               $  (137,210)   $   (95,894)   $  (146,330)   $  (127,362)
                                    ===========    ===========    ===========    ===========

BASIC AND DILUTED
  LOSS PER SHARE:
Reported basic and diluted
  loss per share                    $     (3.73)   $     (2.61)   $     (5.11)   $     (3.48)
  Add back: goodwill amortization            --          (0.01)            --          (0.02)
  Cumulative effect of change
     in accounting for goodwill              --             --          (1.13)            --
Adjusted basic and diluted
                                    -----------    -----------    -----------    -----------
  loss per share                    $     (3.73)   $     (2.60)   $     (3.98)   $     (3.46)
                                    ===========    ===========    ===========    ===========

Note 10 Credit Agreement

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. As of September 30, 2002, $226,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility must be renewed on November 22, 2002 in order for Trenwick to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

On November 4, 2002, Trenwick Managing Agents entered into an agreement with National Indemnity Company to provide Trenwick's Lloyd's Syndicate 839 up to $150,000 of premium capacity for the 2003 year of account. In addition, National Indemnity Company has agreed to provide a qualifying quota share reinsurance facility of up to $45,000 to Syndicate 839 for the 2003 year of account. The capital is to be applied to the aviation insurance segment of Syndicate 839's business. Trenwick paid to National Indemnity Company a $4,500 non-refundable fee in connection with the commitment of National Indemnity Company to provide capital to Syndicate 839 for the 2003 year of account. The fee was paid through an adjustment to the terms of National Indemnity Company's 2002 profit participation in Syndicate 839.

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

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth of $525,000 and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5,000 or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the term of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick and its subsidiaries. In addition, Trenwick is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226,000 outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick's ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick and its subsidiaries.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick's senior debt and preferred share ratings have been downgraded significantly by Standard & Poor's Corporation and Moody's Investors Service. At this time, Trenwick's senior debt rating from Standard & Poor's Corporation is CCC+ and from Moody's Investors Service is B3. Trenwick's ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. Because Trenwick America Corporation, Trenwick Holdings Limited and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick's participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick's ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Note 11 Related Party Transaction

On August 27, 2002, Trenwick entered into a consulting agreement with W. Marston Becker, the Vice Chairman of Trenwick's Board of Directors, who assumed the position of Trenwick's Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick agreed to pay Mr. Becker a consulting fee of $50 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party. Trenwick incurred consulting fees of approximately $75 during the quarter ended September 30, 2002 related to this consulting agreement.

Note 12 Subsequent Events

On October 25, 2002, Trenwick America Reinsurance Corporation entered into an underwriting facility with Chubb Re, Inc. The underwriting facility permits Trenwick to underwrite up to $400,000 of U.S. reinsurance business on behalf of Chubb Re, Inc. in the remainder of 2002 and 2003. Chubb Re, Inc. retains final underwriting authority and claims authority with respect to all business generated through the underwriting facility.

Chubb Re, Inc. will receive one-third and Trenwick will receive two-thirds of the profits generated by the underwriting facility. Chubb Re, Inc. will receive a 5% fronting fee on two-thirds of the business underwritten through the underwriting facility. In addition, Trenwick will reinsure Chubb Re, Inc. for 100% of the losses incurred under the underwriting facility in excess of the premiums collected and investment income earned in the underwriting facility. To secure its reinsurance obligations to Chubb Re, Inc., Trenwick has posted a $50,000 security deposit with Chubb Re, Inc. and all premiums collected from the facility shall be paid to Chubb Re, Inc.

On November 4, 2002, Trenwick Managing Agents entered into an agreement with National Indemnity Company to provide Trenwick's Lloyd's Syndicate 839 up to $150,000 of premium capacity for the 2003 year of account. In addition, National Indemnity Company has agreed to provide a qualifying quota share reinsurance facility of up to $45,000 to Syndicate 839 for the 2003 year of account. The capital is to be applied to the aviation insurance segment of Syndicate 839's business. Trenwick paid National Indemnity Company a $4,500 non-refundable fee in connection with the commitment of National Indemnity Company to provide capital to Syndicate 839 for the 2003 year of account. The fee was paid through an adjustment to the terms of National Indemnity Company's 2002 profit participation in Syndicate 839.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting the results of operations of Trenwick Group Ltd. ("Trenwick") for the three and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick contained in this filing as well as in conjunction with the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2001, including the audited financial statements and notes thereto as well as the discussions of critical accounting policies and quantitative and qualitative disclosure about market risk.

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

Trenwick operated three principal businesses through the first nine months of 2002:

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

On October 30, 2002, Trenwick announced that it would cease underwriting its United States specialty program insurance effective immediately.

Lloyd's syndicates runoff and Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed, are excluded from the aforementioned segments.

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 nine month results are $10.7 million in ceding commissions earned on the quota share with Endurance, as well as $6.9 million in amortization of acquisition costs on the related assumed business.

On October 25, 2002, Trenwick America Reinsurance Corporation entered into an underwriting facility with Chubb Re, Inc. The underwriting facility permits Trenwick to underwrite up to $400 million of U.S. reinsurance business on behalf of Chubb Re, Inc. in the remainder of 2002 and 2003. Chubb Re, Inc. retains final underwriting authority and claims authority with respect to all business generated through the underwriting facility.

Chubb Re, Inc. will receive one-third and Trenwick will receive two-thirds of the profits generated by the underwriting facility. Chubb Re, Inc. will receive a 5% fronting fee on two-thirds of the business underwritten through the underwriting facility. In addition, Trenwick will reinsure Chubb Re, Inc. for 100% of the losses incurred under the underwriting facility in excess of the premiums collected and investment income earned in the underwriting facility. To secure its reinsurance obligations to Chubb Re, Inc., Trenwick has posted a $50 million security deposit with Chubb Re, Inc. and all premiums collected from the facility shall be paid to Chubb Re, Inc.

On September 19, 2002, Trenwick Managing Agents Limited entered into an agreement with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies, to increase the total premium capacity of Trenwick Managing Agents' Syndicate 839 at Lloyd's for the 2002 year of account. National Indemnity Company provided (pound)62.5 million ($99.3 million) in premium capacity to Trenwick's Syndicate 839 through (pound)25.0 million ($39.7 million) of additional Lloyd's funding and (pound)78.8 million ($125.1 million) in premium capacity through a qualifying quota share reinsurance facility. In return for its capital support, National Indemnity Company will receive a 41.4% share of the net underwriting result of Syndicate 839 for the 2002 year of account before ceding commissions and profit sharing.

On November 4, 2002, Trenwick Managing Agents entered into an agreement with National Indemnity Company to provide Trenwick's Lloyd's Syndicate 839 up to $150.0 million of premium capacity for the 2003 year of account. In addition, National Indemnity Company has agreed to provide a qualifying quota share reinsurance facility of up to $45 million to Syndicate 839 for the 2003 year of account. The capital is to be applied to the aviation insurance segment of Syndicate 839's business. Trenwick paid to National Indemnity Company a $4.5 million non-refundable fee in connection with the commitment of National Indemnity Company to provide capital to Syndicate 839 for the 2003 year of account. The fee was paid through an adjustment to the terms of National Indemnity Company's 2002 profit participation in Syndicate 839.

Trenwick's subsidiaries have been assigned the following financial strength ratings by Standard & Poor's and A.M. Best:

                                                     Standard
Reinsurance:                                         & Poor's          A.M. Best
   Trenwick America Reinsurance Corporation             BB-              B-
   LaSalle Re Limited                                   BB               B-

International Operations:
   Trenwick International                               B+               B-

United States Specialty Program Insurance:
   The Insurance Corporation of New York                BB-              B-
   Dakota Specialty Insurance Company                   BB-              B-
   Chartwell Insurance Company                          B+               C++

All of Trenwick Managing Agents Limited's syndicates enjoy the benefit of the ratings of Lloyd's which is rated "A-" (Excellent) by A.M. Best Company and has an A financial strength rating from Standard & Poor's.

The ratings listed above are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Mr. W. Marston Becker, who was appointed Acting Chairman and Acting Chief Executive Officer of Trenwick in August 2002, has certified Trenwick's Form 10-Q Report for the third quarter of 2002 in accordance with the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because Mr. Becker has been employed by Trenwick as its Acting Chairman and Acting Chief Executive Officer for less then three months, Trenwick emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this Form 10-Q Report. Mr. Becker has not been at Trenwick long enough to have conducted an in-depth review of Trenwick's accounting and reserving practices. However, Mr. Becker has initiated an in-depth review of Trenwick's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year.

Management notes that Trenwick currently has no information that the current reserve review will result in any material adjustments to Trenwick's loss reserves. If the current reserve review were to reveal any material adjustments necessary to Trenwick's loss reserves, Trenwick would promptly disclose such adjustments.

Results of Operations - Three Months Ended September 30, 2002 and 2001

                                              2002         2001         Change
                                            ---------    ---------    ---------
                                                       (in thousands)
Underwriting loss                           $ (87,823)   $(120,851)   $  33,028
Net investment income                          24,401       30,770       (6,369)
Interest expense and subsidiary preferred
   share dividends                             (8,289)      (9,601)       1,312
General and administrative expenses            (6,005)      (3,845)      (2,160)
Foreign currency losses                        (3,805)      (1,396)      (2,409)
Other income, net                               2,191        1,233          958
                                            ---------    ---------    ---------
Pre-tax operating loss                        (79,330)    (103,690)      24,360
Applicable income taxes (benefit)              55,695       (9,281)      64,976
                                            ---------    ---------    ---------
Operating loss                               (135,025)     (94,409)     (40,616)
Net realized investment losses,
   net of income taxes                         (1,887)      (1,698)        (189)
                                            ---------    ---------    ---------

Net loss                                     (136,912)     (96,107)     (40,805)
Dividends on convertible preferred shares         298           --          298
                                            ---------    ---------    ---------
Net loss available to common shareholders   $(137,210)   $ (96,107)   $ (41,103)
                                            =========    =========    =========

Trenwick recorded an operating loss of $135.0 million in the three months ended September 30, 2002 compared to an operating loss of $94.4 million recorded in the three months ended September 30, 2001. Trenwick's operating loss for the third quarter of 2002 resulted principally from $90.7 million of loss reserve increases recorded in Trenwick's United States operating subsidiaries and Trenwick International Limited. The loss reserve increases emanate from reported loss activity with related increases in incurred but not reported reserves, predominantly for accident years 1997 through 2000, as well as a reassessment of reserve levels. In addition, Trenwick fully reserved its $57.0 million U.S. net deferred tax asset in the third quarter of 2002, when Trenwick determined that its cumulative financial accounting losses do not currently support a position that Trenwick will be able to realize the tax benefits of past losses in the future. The operating loss in the third quarter of 2001 was mainly due to the recording of catastrophe losses of $99.0 million arising from the September 11th terrorist attacks.

Underwriting loss

Trenwick produced an underwriting loss of $87.8 million in the third quarter of 2002 compared to an underwriting loss of $120.9 million in the third quarter of 2001. Details of underwriting income and loss are produced below:

                                                2002          2001           Change
                                              ---------     ---------     ---------
                                                          (in thousands)
Net premiums earned                           $ 194,823     $ 239,862     $ (45,039)
                                              ---------     ---------     ---------

Claims and claims expenses incurred             192,947       264,344       (71,397)
Acquisition costs and underwriting expenses      89,699        96,369        (6,670)
                                              ---------     ---------     ---------
Total expenses                                  282,646       360,713       (78,067)
                                              ---------     ---------     ---------
Net underwriting loss                         $ (87,823)    $(120,851)    $  33,028
                                              =========     =========     =========

Loss ratio                                         99.0%        110.2%        (11.2)%
Underwriting expense ratio                         46.0%         40.2%          5.8%
Combined ratio                                    145.0%        150.4%         (5.4)%

The underwriting loss of $87.8 million in the third quarter of 2002 represented a $33.0 million improvement compared to the third quarter of 2001. The principal cause of the improved underwriting result in 2002 was the absence of significant catastrophe losses arising from the September 11th terrorist attacks recorded in the third quarter of 2001 offset in part by the $90.7 million of loss reserve increases recorded in Trenwick's United States operating subsidiaries and Trenwick International Limited, combined with the effects of Trenwick's agreement with Berkshire Hathaway, which served to increase the underwriting loss for the third quarter of 2002 by $5.5 million.

The decrease in the combined ratio in the third quarter of 2002 compared to the third quarter of 2001 resulted mainly from the decrease in losses previously noted.

Premiums written

Gross premiums written for the three months ended September 30, 2002 were $389.8 million compared to $367.5 million for the three months ended September 30, 2001, an increase of $22.2 million or 6.0%. Details of gross premiums written are provided below:

                                               2002         2001        Change
                                             ---------    ---------   ---------
                                                       (in thousands)
Worldwide property catastrophe reinsurance   $  (1,019)   $  36,865   $ (37,884)
U.S. treaty reinsurance                        101,268       80,567      20,701
                                             ---------    ---------   ---------
   Total reinsurance                           100,249      117,432     (17,183)
International specialty insurance               35,527       55,003     (19,476)
Lloyd's syndicates continuing                  142,277      112,965      29,312
                                             ---------    ---------   ---------
   Total international operations              177,804      167,968       9,836
U.S. specialty program insurance               110,638       78,536      32,102
Lloyd's syndicates runoff                        1,060        3,607      (2,547)
                                             ---------    ---------   ---------
Gross premiums written                       $ 389,751    $ 367,543   $  22,208
                                             =========    =========   =========

Worldwide property catastrophe reinsurance gross premium writings for the three months ended September 30, 2002 decreased by $37.9 million, or 102.8% below the three months ended September 30, 2001 due to the sale of LaSalle's in-force reinsurance as of April 1, 2002.

The increase in U.S. treaty reinsurance gross premiums written in the third quarter of 2002 of $20.7 million compared to the third quarter of 2001 was mainly attributable to increasing rates on renewal treaties.

The decrease in international specialty insurance gross premiums written in the third quarter of 2002 compared to the third quarter of 2001 of $55.0 million is attributable to the transfer of treaty, professional indemnity and financial institutions business to Trenwick Managing Agents, a result of the restructuring of Trenwick's international operations.

The increase in Lloyd's syndicates continuing gross written premiums of $29.3 million for the third quarter of 2002 compared to the third quarter of 2001 was due to an increase in new business, which includes the addition of the treaty, professional indemnity and financial institutions business from the international specialty insurance segment as noted above, as well as to rate increases on aviation business.

The increase in U.S. specialty program insurance gross premiums in the third quarter of 2002 of $32.1 million compared to the third quarter of 2001 was due to the addition of new programs as well as rate increases on new and renewal policies attributed to improving market conditions.

Premiums earned

Net premiums earned for the three months ended September 30, 2002 were $194.8 million compared to $239.9 million for the same period in 2001. Details of premiums earned are provided below:

                                      2002         2001         Change
                                    ---------    ---------    ---------
                                              (in thousands)
Gross premiums written              $ 389,751    $ 367,543    $  22,208
Change in gross unearned premiums      (3,456)     (19,924)      16,468
                                    ---------    ---------    ---------
Gross premiums earned                 386,295      347,619       38,676
                                    ---------    ---------    ---------

Gross premiums ceded                 (207,445)    (124,709)     (82,736)
Change in ceded unearned premiums      15,973       16,952         (979)
                                    ---------    ---------    ---------
Ceded premiums earned                (191,472)    (107,757)      83,715
                                    ---------    ---------    ---------
Net premiums earned                 $ 194,823    $ 239,862    $ (45,039)
                                    =========    =========    =========

Gross premiums ceded for the three months ended September 30, 2002 were $207.4 million compared to $124.7 million for the same period in 2001. The increase in premiums ceded during 2002 was due in part to $93.8 million of cessions made to Berkshire Hathaway under its agreements with Trenwick's Lloyd's Syndicate 839. The increase in ceded premiums earned was also attributable to the transactions with Berkshire Hathaway, under which ceded premiums earned for the three months ended September 30, 2002 were $41.2 million.

Claims and claims expenses

Claims and claims expenses for the three months ended September 30, 2002 were $192.9 million, a decrease of $71.4 million compared to claims and claims expenses of $264.3 million for the same period in 2001. Trenwick recorded an increase in its loss reserves of $90.7 million in its United States operating subsidiaries and Trenwick International in the third quarter of 2002. The loss reserve increase emanated from reported loss activity, with related increases in incurred but not reported loss reserves, predominantly for accident years 1997 through 2000, as well as a reassessment of reserve levels. The claims and claims expenses incurred by Trenwick in the third quarter of 2001 arose from the September 11th terrorist attacks. Additionally, claims and claims expenses were reduced by approximately $30.0 million of losses ceded to Berkshire Hathaway under its agreements with Trenwick's Lloyd's Syndicate 839 during the three months ended September 30, 2002.

Underwriting expenses

                               2002       2001       Change
                              -------    -------    -------
                                      (in thousands)
Policy acquisition costs      $69,577    $75,017    $(5,440)
Underwriting expenses          20,122     21,352     (1,230)
                              -------    -------    -------
Total underwriting expenses   $89,699    $96,369    $(6,670)
                              =======    =======    =======

Underwriting expense ratio       46.0%      40.2%       5.8%
                              =======    =======    =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the third quarter of 2002 decreased by $6.7 million compared to underwriting expenses for the third quarter of 2001. The decrease was primarily attributable to the cession of $7.4 million of policy acquisition costs to Berkshire Hathaway during the quarter ended September 30, 2002 under its agreement with Trenwick's Lloyd's Syndicate 839. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 46.0% for the three months ended September 30, 2002 compared to 40.2% for the same period in 2001. The increase in the underwriting expense ratio occurred principally due to the decrease in premiums earned in the 2002 third quarter as compared to the 2001 third quarter as previously discussed.

Underwriting expenses for the three months ended September 30, 2002 as a percentage of earned premium was 10.3%, an increase of 1.4% from 8.9% for the same period in 2001. The increase in the underwriting expense ratio was a result of the decrease in earned premiums.

Net investment income

                                       2002            2001            Change
                                    -----------     -----------     -----------
                                                   (in thousands)
Average invested assets             $ 2,240,368     $ 2,228,875     $    11,493
Average annualized yields                  4.97%           6.06%          (1.09)%

Investment income - portfolio       $    27,860     $    33,782     $    (5,922)
Investment income - non-portfolio          (189)            724            (913)
Investment expenses                      (3,270)         (3,736)            466
                                    -----------     -----------     -----------
Net investment income               $    24,401     $    30,770     $    (6,369)
                                    ===========     ===========     ===========

Net investment income for the three months ended September 30, 2002 was $24.4 million compared to $30.8 million for the same period in 2001. The decrease in net investment income in the third quarter of 2002 was due to the decrease in invested assets in 2002, a result of Trenwick's repayment of its term loan facility during the second quarter of 2002, combined with a continued decline in market yields during 2002. Investment expenses for the third quarters of both 2002 and 2001 includes interest expense on funds withheld of $2.3 million and $2.9 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest expense and subsidiary preferred share dividends

Interest expense and subsidiary preferred share dividends were $8.3 million for the third quarter of 2002, a decrease of $1.3 million from the same period in 2001. The decrease is a result of the repayment of Trenwick's term loan facility during the second quarter of 2002, offset in part by an increase in the rate charged for maintaining letters of credit to support Trenwick's operations at Lloyd's.

General and administrative expenses

General and administrative expenses were $6.0 million for the third quarter of 2002, an increase of $2.2 million from the same period in 2001. The increase in 2002 is primarily the result of non-recurring consulting fees incurred in 2002 in connection with the exploration of strategic alternatives for Trenwick's operations.

Foreign currency losses

Trenwick recorded foreign currency losses of $3.8 million for the three months ended September 30, 2002, compared to foreign currency losses of $1.4 million for the three months ended September 30, 2001 primarily due to the increase in the value of the British pound relative to the U.S. dollar during the third quarter of 2002.

Other income, net

Other income, net increased to $2.2 million for the third quarter of 2002, a $1.0 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick wrote its U.S. specialty program insurance business.

Non-operating income and expenses

Net realized losses on investments, net of applicable income taxes, were $1.9 million during the three months ended September 30, 2002, compared to net realized losses of $1.7 million for the three months ended September 30, 2001. The 2002 third quarter losses were a result of actions taken to reposition the investment portfolio into higher quality fixed income securities, while the 2001 third quarter losses were a result of losses on the sale of equity securities and the write-down of certain investments.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

                                                       2002         2001         Change
                                                     ---------    ---------    ---------
                                                                (in thousands)
Underwriting loss                                    $(137,743)   $(225,333)   $  87,590
Net investment income                                   81,541       96,141      (14,600)
Interest expense and subsidiary preferred
   share dividends                                     (29,106)     (30,054)         948
General and administrative expenses                    (13,981)     (11,449)      (2,532)
Foreign currency losses                                 (4,965)      (2,932)      (2,033)
Other income, net                                        7,829        3,285        4,544
                                                     ---------    ---------    ---------
Pre-tax operating loss                                 (96,425)    (170,342)      73,917
Applicable income taxes (benefit)                       46,151      (37,190)      83,341
                                                     ---------    ---------    ---------
Operating loss                                        (142,576)    (133,152)      (9,424)
Net realized investment gains, net of income taxes       3,552        7,886       (4,334)
Restructuring costs, net of income taxes                    --       (2,734)       2,734
Loss on sale of LaSalle's in-force reinsurance
   business before commission income on
   quota share contract                                 (7,008)          --       (7,008)
Cumulative effect of change in accounting
   principle                                           (41,653)          --      (41,653)
                                                     ---------    ---------    ---------

Net loss                                              (187,685)    (128,000)     (59,685)
Dividends on convertible preferred shares                  298           --          298
                                                     ---------    ---------    ---------
Net loss available to common shareholders            $(187,983)   $(128,000)   $ (59,983)
                                                     =========    =========    =========

Trenwick recorded an operating loss of $142.6 million in the nine months ended September 30, 2002 compared to an operating loss of $133.2 million recorded in the nine months ended September 30, 2001. The greater loss in 2002 is principally the result of the establishment of a reserve of $57.0 million against Trenwick's U.S. deferred tax asset during the third quarter of 2002, $90.7 million of loss reserve increases recorded in Trenwick's United States operating subsidiaries and Trenwick International Limited in the third quarter of 2002 and $23.0 million of additional September 11th loss reserves recorded at LaSalle Re Limited in the first quarter of 2002. Trenwick's third quarter loss reserve increases resulted from reported loss activity with related increases in incurred but not reported reserves, predominantly for accident years 1997 through 2000, as well as a reassessment of reserve levels. Trenwick's valuation reserve on its U.S. deferred tax asset in the third quarter of 2002 occurred when Trenwick determined that its cumulative financial accounting losses do not currently support a position that Trenwick will be able to realize the tax benefits of past losses in the future. The operating loss in the first nine months of 2001 was mainly due to $99.0 million of September 11th catastrophe losses and $76.7 million of loss reserve strengthening recorded in the second quarter of 2001.

Underwriting loss

Trenwick produced an underwriting loss of $137.7 million in the first nine months of 2002 compared to an underwriting loss of $225.3 million for the same period of 2001. Details of underwriting income and loss follow:

                                                2002          2001          Change
                                              ---------     ---------     ---------
                                                         (in thousands)
Net premiums earned                           $ 738,108     $ 667,208     $  70,900
                                              ---------     ---------     ---------

Claims and claims expenses incurred             594,549       638,176       (43,627)
Acquisition costs and underwriting expenses     281,302       254,365        26,937
                                              ---------     ---------     ---------
Total expenses                                  875,851       892,541       (16,690)
                                              ---------     ---------     ---------
Net underwriting loss                         $(137,743)    $(225,333)    $  87,590
                                              =========     =========     =========

Loss ratio                                         80.6%         95.6%        (15.0)%
Underwriting expense ratio                         38.1%         38.1%           --
Combined ratio                                    118.7%        133.7%        (15.0)%

The underwriting loss of $137.7 million for the first nine months of 2002 represented a $87.6 million improvement compared to the same period of 2001. The underwriting loss incurred in the first nine months of 2001 included approximately $118.4 million of unusual catastrophe losses, including $99.0 million related to the September 11th terrorist attacks. The improvement in the first nine months of 2002 as compared to the same period in 2001 is primarily the result of the absence of catastrophes in 2002, offset in part by the inclusion of an additional $23.6 million of losses recorded related to the September 11th terrorist attacks. Additionally, loss reserve strengthening of $163.6 million was recorded during the first nine months of 2002 as compared to $76.7 million of loss reserve strengthening during the same period of 2001.

The decrease in the combined ratio for the nine months of 2002 compared to the nine months of 2001 resulted mainly from the decrease in catastrophe losses for 2002 as previously noted.

Premiums written

Gross premiums written for the nine months ended September 30, 2002 were $1.3 billion compared to $1.1 billion for the nine months ended September 30, 2001, a increase of $244.6 million or 23.1%. Details of gross premiums written are provided below:

                                                2002           2001          Change
                                             -----------    -----------   -----------
                                                          (in thousands)
Worldwide property catastrophe reinsurance   $   106,978    $   131,499   $   (24,521)
U.S. treaty reinsurance                          303,529        242,665        60,864
                                             -----------    -----------   -----------
   Total reinsurance                             410,507        374,164        36,343
International specialty insurance                132,288        174,914       (42,626)
Lloyd's syndicates continuing                    451,977        285,349       166,628
                                             -----------    -----------   -----------
   Total international operations                584,265        460,263       124,002
U.S. specialty program insurance                 311,547        222,037        89,510
Lloyd's syndicates runoff                         (1,027)         4,258        (5,285)
                                             -----------    -----------   -----------
Gross premiums written                       $ 1,305,292    $ 1,060,722   $   244,570
                                             ===========    ===========   ===========

Worldwide property catastrophe reinsurance gross premium writings for the nine months ended September 30, 2002 decreased by $24.5 million, or 18.6% from the nine months ended September 30, 2001 due to the sale of LaSalle Re's in-force reinsurance as of April 1, 2002.

The increase in U.S. treaty reinsurance gross premiums written in 2002 of $60.9 million compared to 2001 was mainly attributable to increasing rates on renewal treaties. The decrease in international specialty insurance gross premiums written for the first nine months of 2002 compared to the same period in 2001 of $174.9 million is attributable to the transfer of treaty, professional indemnity and financial institutions business to Trenwick Managing Agents, a result of the restructuring of Trenwick's international operations, offset in part by increases in liability premiums.

The increase in Lloyd's syndicates continuing gross written premiums for the first nine months of 2002 compared to $285.3 million in the nine months of 2001 was due to both the addition of the treaty, professional indemnity and financial institutions business from the international specialty insurance segment as noted above as well as to rate increases on aviation business.

The increase in U.S. specialty program insurance gross premiums of $89.5 million in the first nine months of 2002 compared to the same period in 2001 was due to increased volume on two of its larger programs combined with the addition of ten new programs in 2002.

Premiums earned

Net premiums earned for the nine months ended September 30, 2002 were $738.1 million compared to $667.2 million for the same period in 2001. Details of premiums earned are provided below:

                                       2002           2001           Change
                                    -----------    -----------    -----------
                                                 (in thousands)
Gross premiums written              $ 1,305,292    $ 1,060,722    $   244,570
Change in gross unearned premiums       (98,558)      (113,776)        15,218
                                    -----------    -----------    -----------
Gross premiums earned                 1,206,734        946,946        259,788
                                    -----------    -----------    -----------

Gross premiums ceded                   (542,081)      (312,273)      (229,808)
Change in ceded unearned premiums        73,455         32,535         40,920
                                    -----------    -----------    -----------
Ceded premiums earned                  (468,626)      (279,738)      (188,888)
                                    -----------    -----------    -----------
Net premiums earned                 $   738,108    $   667,208    $    70,900
                                    ===========    ===========    ===========

Gross premiums ceded for the nine months ended September 30, 2002 were $542.1 million compared to $312.3 million for the same period in 2001. The increase in gross premiums ceded of $229.8 million is attributed to the cession of $93.8 million to Berkshire Hathaway under its agreements with Trenwick's Lloyd's Syndicate 839 as well as to the cession of $68.8 million to the 100% quota share contract effected in connection with the sale of LaSalle's in-force business. The remainder of the increase in gross premiums ceded resulted from the increase in gross premiums written, coupled with reinsurance programs designed by Trenwick to control risk levels relative to its capitalization.

Claims and claims expenses

Claims and claims expenses for the nine months ended September 30, 2002 were $594.6 million, a decrease of $43.6 million compared to claims and claims expenses of $638.2 million for the same period in 2001. The decrease in claims and claims expenses in 2002 was principally due to the absence in 2002 of claims and claims expenses recorded in the third quarter of 2001 in connection with the September 11th terrorist attacks and the increase in loss reserves recorded in the second quarter of 2001 in connection with deterioration in indicated loss ratios for prior accident years in the U.S. treaty reinsurance and U.S. specialty program insurance segments. The decrease in the first three quarters of 2002 in claims and claims expenses was offset in part by the $90.7 million increase in loss reserves in its United States operating subsidiaries and Trenwick International Limited in the third quarter of 2002 and the additional $23.6 million of loss reserves recorded in the first quarter of 2002 in connection with the September 11th terrorist attacks. The third quarter 2002 loss reserve increase in Trenwick's U.S. operating subsidiaries and Trenwick International Limited emanate from reported loss activity, with related increases in incurred but not reported loss reserves, predominantly for accident years 1997 through 2000, as well as a reassessment of reserve levels.

Underwriting expenses

                                2002        2001       Change
                              --------    --------    --------
                                       (in thousands)
Policy acquisition costs      $217,492    $197,473    $ 20,019
Underwriting expenses           63,810      56,892       6,918
                              --------    --------    --------
Total underwriting expenses   $281,302    $254,365    $ 26,937
                              ========    ========    ========

Underwriting expense ratio        38.1%       38.1%         --
                              ========    ========    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first nine months of 2002 increased by $26.9 million compared to underwriting expenses for the same period in 2001. The increase was attributable to the increase in premium volume as previously discussed as well as premium levies from Lloyd's which are new for 2002. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 38.1% for the nine months ended September 30, 2002 unchanged from the same period in 2001.

Underwriting expenses for the nine months ended September 30, 2002 as a percentage of earned premium were 8.6%, relatively unchanged from 8.5% for the same period in 2001.

Net investment income

                                       2002            2001            Change
                                    -----------     -----------     -----------
                                                  (in thousands)
Average invested assets             $ 2,283,358     $ 2,236,609     $    46,749
Average annualized yields                  5.41%           6.30%          (0.89)%

Investment income - portfolio       $    92,701     $   105,711     $   (13,010)
Investment income - non-portfolio          (317)          1,938          (2,255)
Investment expenses                     (10,843)        (11,508)            665
                                    -----------     -----------     -----------
Net investment income               $    81,541     $    96,141     $   (14,600)
                                    ===========     ===========     ===========

Net investment income for the nine months ended September 30, 2002 was $81.5 million compared to $96.1 million for the same period in 2001. The decrease in net investment income in the first nine months of 2002 was due to the continued overall decline in market yields during the first nine months of 2002. Investment expenses for the first nine months of 2002 and 2001 included interest expense on funds withheld of $7.6 million and $8.5 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest expense and subsidiary preferred share dividends

Interest expense and subsidiary preferred share dividends were $29.1 million for the first nine months of 2002, a decrease of $1.0 million from the same period in 2001. The decrease resulted from the repayment of Trenwick's term loan facility in the second quarter of 2002, offset in part by an increase in fees related to maintaining letters of credit to support Trenwick's operations at Lloyd's.

General and administrative expenses

General and administrative expenses were $14.0 million for the first nine months of 2002, an increase of $2.5 million over the same period in 2001. The increase in general and administrative expenses is attributed to non-recurring consulting fees incurred in connection with the exploration of Trenwick's strategic alternatives.

Foreign currency losses

Trenwick recorded foreign currency losses of $5.0 million for the nine months ended September 30, 2002, compared to $2.9 million of losses for the nine months ended September 30, 2001. The increase is primarily due to the increase in the value of the British pound relative to the U.S. dollar during 2002.

Other income, net

Other income, net increased to $7.8 million for the first nine months of 2002, a $4.5 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick underwrote its U.S. specialty program insurance business.

Non-operating income and expenses

Net realized gains on investments, net of applicable income taxes, were $3.6 million during the nine months ended September 30, 2002, compared to net realized gains of $7.9 million for the nine months ended September 30, 2001. The 2001 gains reflect actions taken to reposition

Trenwick's debt security portfolio, partially offset by losses recognized on the sale of equity securities.

Cumulative effect of change in accounting principle

Trenwick adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. This new statement suspended systematic goodwill amortization and required Trenwick's Bermuda holding company, LaSalle Re Holdings Limited to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick conducted both market value and cash flow tests and, as a result, recorded a $53.2 million write off of all of Trenwick's remaining goodwill. These transactions increased Trenwick's net loss in the first nine months of 2002 by a net amount of $41.7 million and were recorded as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

As of September 30, 2002, Trenwick's consolidated investments and cash totaled $2.4 billion, a slight increase from the balance of $2.3 billion at December 31, 2001. The cost of Trenwick's equity securities was $4.6 million less than fair value at September 30, 2002 and was less than fair value by $6.8 million at December 31, 2001. The fair value of Trenwick's debt securities exceeded amortized cost by $44.9 million at September 30, 2002 and by $34.6 million at December 31, 2001.

As of September 30, 2002, Trenwick's consolidated common shareholders' equity totaled $321.9 million, or $8.75 per common share, compared to $498.3 million, or $13.52 per common share at December 31, 2001. The decrease in common shareholders' equity resulted mainly from the increase in loss reserves and establishment of a deferred tax valuation reserve in the third quarter of 2002 combined with the write-down of all of Trenwick's goodwill from the Trenwick-LaSalle business combination completed in 2000 as a result of the adoption of a new accounting standard.

Cash provided by Trenwick's operating activities for the nine months ended September 30, 2002 was $92.7 million compared to cash provided by Trenwick's operating activities of $33.9 million in the comparable period of 2001. The increase in cash flow from operations was due primarily to an increase in premium writings. This increase was offset in part by an increase in ceded premiums paid for reinstatement premiums related to the September 11th terrorist attacks which were included in Trenwick's 2001 operating results combined with a decrease in net investment income received, a result of the decrease in interest rates over the course of 2002.

Net cash used in financing activities during the nine months ended September 30, 2002 and 2001 both included $4.4 million of dividends paid to common shareholders. Additionally, net cash used in financing activities during 2002 included $195.2 million related to the repayment of Trenwick's term loan facility. Cash used in financing for the nine months ended September 30, 2002 was offset in part by $40.0 million in proceeds from the issuance of Trenwick's Series B Cumulative Convertible Perpetual Preferred Shares to European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company.

Trenwick paid a dividend of $0.04 per common share in the first three quarters of 2002 and 2001 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the quarters ended March 31, June 30 and September 30, 2002 and 2001. On November 7, 2002, Trenwick announced that its Board of Directors suspended Trenwick's common share dividend with immediate effect and for an indefinite period. Trenwick's Board of Directors will continue to review Trenwick's common share dividend policy each quarter.

Trenwick's total debt to capital ratio (total indebtedness divided by total indebtedness, preferred capital securities, preferred shares and common shareholders' equity) decreased to 14.9% at September 30, 2002 from 31.2% on December 31, 2001 due to the repayment of the $195 million in principal amount outstanding under the term loan portion of Trenwick's bank credit facility.

Financings, financing capacity and capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America Corporation was the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. The letter of credit facility must be renewed on November 22, 2002 in order for Trenwick to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick's minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick's interest coverage ratio for the quarter ending September 30, 2002 was 3.34 to 1. The amendment adjusted the minimum tangible net worth Trenwick must maintain to the following base amounts plus 50% of net income earned during the period:

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

Trenwick's consolidated tangible net worth as defined by the terms of the credit facility was $387.4 million as of September 30, 2002.

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

On June 17, 2002, Trenwick repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of September 30, 2002, $226 million of letters of credit remain outstanding under the credit facility.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in Trenwick loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5 million or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the term of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick and its subsidiaries. In addition, Trenwick is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226 million outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick's ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick and its subsidiaries.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick's senior and preferred share debt ratings have been downgraded significantly by Standard & Poor's Corporation and by Moody's Investors Service. At this time, Trenwick's senior debt rating from Standard & Poor's Corporation is CCC+ and Moody's Investors Service is B3. Trenwick's ability to refinance its outstanding letter of credit and debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in Trenwick's financial statements. Because Trenwick America Corporation, Trenwick Holdings Limited and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick's participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick's ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re Limited incurred in excess of $140 million in catastrophe losses as defined under the option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

                Standard & Poor's Rating                LIBOR Margin

                BBB- or above                               3.75%
                BB+                                         4.25%
                BB                                          4.50%
                BB-                                         4.75%
                Below BB-                                   6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth equal to at least $225 million for a period of more than sixty days ("Net Worth Conversion Event"). The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. European Re will be able to transfer the Series B Shares six months after the date of purchase.

The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550 million, which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150 million preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in the September 30, 2002 balance sheet. As of September 30, 2002, the Series B shares would be settled with approximately 6.3 million common shares upon conversion. The following table details how changes in the price of Trenwick's common shares or changes in book value would affect the settlement amounts:

 Average market value of
      common shares                                           Book value per share
--------------------------  ------------------------------------------------------------------------------------------
                            $0.10-$0.50    $0.51-$1.00   $1.01-$2.00    $2.01-$5.00   $5.01-$10.00   $10.01-$15.00
                            -----------    -----------   -----------    -----------   ------------   -------------
       $0.10-$0.50            550 - 110      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $0.51-$1.00             108 - 55      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $1.01-$2.00             54 - 28        54 - 28       54 - 28        27 - 11        11 - 6          5 - 4
       $2.01-$5.00             27 - 11        27 - 11       27 - 11        27 - 11        11 - 6          5 - 4
       $5.01-$10.00            11 - 6         11 - 6        11 - 6         11 - 6         11 - 6          5 - 4
      $10.01-$15.00             5 - 4          5 - 4         5 - 4          5 - 4          5 - 4          5 - 4
                                             Range of shares issuable upon conversion (in millions)

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

Deferred income taxes

Trenwick's U.S. operations incurred financial accounting losses in 1999 through the third quarter of 2002 and in connection with such losses, recorded as an asset up to $57.0 of net deferred income taxes. The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick's U.S. operations. Because of Trenwick's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 requires Trenwick to establish a 100% valuation allowance against its deferred tax asset related to its U.S. operations in the third quarter of 2002. The establishment of a 100% valuation allowance against Trenwick's U.S. operations deferred tax asset increased Trenwick's provision for income taxes and net loss by $57.0 million in the third quarter of 2002. Trenwick management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis

As of September 30, 2002, Trenwick has not recorded a valuation allowance against the U.K. operating losses on Lloyd's open years of account because presently, in management's judgment, it is more likely than not that these amounts will be realized from future operations. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect significant assumptions about increased premium volume and improved rates and profitability and the ability to secure letters of credit or other funding sufficient to support the assumptions about increased premium volume and profitability. Additionally, management believes it has the ability to implement tax planning strategies in order to realize these assets. Additionally, management believes it has the ability to implement tax planning strategies in order to realize these assets. Such assumptions may be adversely affected by market conditions or Trenwick's ability to secure sufficient funding to support its underwriting operations. In the event that, in management's judgment, it is no longer more likely than not that its net operating losses will be realized from future operations, Trenwick will be required to record a valuation allowance against its remaining deferred income tax asset.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk" and is incorporated herein by reference.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, Trenwick carried out an evaluation, under the supervision and with the participation of Trenwick's management, including the Acting Chief Executive Officer (the "Acting CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, Trenwick's management, including the Acting CEO and CFO, concluded that Trenwick's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Trenwick's periodic SEC reports. In addition, there have been no significant changes in Trenwick's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arose out of European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002.

      On September 6, 2002, Trenwick and European Re settled the outstanding arbitration with European Re purchasing 550,000 of Trenwick's Series B Cumulative Convertible Perpetual Preferred Shares. For a description of the preferred shares issued by Trenwick in connection with the settlement of the arbitration between Trenwick and European Re, see Note 7 of the Notes to the Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations
      - Catastrophe Equity Put.

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

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's subsidiaries and affiliates below A-. The lowered A.M. Best Company ratings constitute an event of default under Trenwick's bank letter of credit facility. In addition, the increase in Trenwick's loss reserves and the establishment of a U.S. deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility. Trenwick is liable under a guaranty of the letter of credit reimbursement obligations under the credit facility.

      For a description of the credit facility and the events of default thereunder, see Note 10 of the Notes to the Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financings, Financing Capacity and Capitalization.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Related Party Transaction

      On August 27, 2002, Trenwick entered into a consulting agreement with W. Marston Becker, the Vice Chairman of Trenwick's Board of Directors, who assumed the position of Trenwick's Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick agreed to pay Mr. Becker a consulting fee of $50,000 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party.

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            10.1 Forbearance Agreement, dated as of November 11, 2002, among Trenwick Group Ltd., Trenwick America Corporation, Trenwick Holdings Limited, LaSalle Re Holdings and certain lending institutions party to the Credit Agreement and JP Morgan Chase Bank as Administrative Agent.

            10.2 Consulting Agreement, dated as of August 26, 2002, between Trenwick Group Ltd. and W. Marston Becker.*

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

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

            Date of Report                     Item Reported

            July 1, 2002        Commencement of the arbitration against European
                                Reinsurance Company of Zurich Securities
                                Insurance Option Agreement.

            August 27, 2002     Announcement that James F. Billett, Jr.,
                                Trenwick's Chairman, President and Chief
                                Executive Officer, would be taking a leave of absence for health reasons.

            September 6, 2002   Announcement of Settlement Agreement, a Second
                                Amended and Restated Catastrophe Equity
                                Securities Issuance Option Agreement and
                                Amendment No. 1 to Registration Rights
                                Agreement, each dated September 6, 2002 with
                                European Reinsurance Company of Zurich.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRENWICK


Date: November 14, 2002             By:     /s/  W. Marston Becker
                                    --------------------------------------------
                                            Name: W. Marston Becker
                                            Title:   Acting Chairman and Acting
                                                     Chief Executive Officer


Date:  November 14, 2002            By:     /s/ Alan L. Hunte
                                    --------------------------------------------
                                            Name: Alan L. Hunte
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, W. Marston Becker, the Acting Chairman and Acting Chief Executive Officer of Trenwick Group Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trenwick Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ W. Marston Becker
------------------------------
W. Marston Becker
Acting Chairman and
Acting Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Alan L. Hunte, Executive Vice President and Chief Financial Officer of Trenwick Group Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trenwick Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Alan L. Hunte
----------------------------
Alan L. Hunte
Executive Vice President and
Chief Financial Officer