Form 10-K
period 2002-12-31
TRENWICK GROUP LTD
filed 2003-03-31
CIK 1122211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period           to            .
                               -----------  ------------

                         Commission file number 1-16089

                               TRENWICK GROUP LTD.
             (Exact name of registrant as specified in its charter)

           Bermuda                                              98-0232340
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               LOM Building, 27 Reid Street, Hamilton HM11 Bermuda
               (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code: 441-292-4985

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
          Title of Each Class                      on Which Registered
Common Shares, par value $.10 per share    Over-The-Counter Bulletin Board (OTC)

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      The aggregate market value on March 14, 2003 of the voting stock held by non-affiliates of the registrant was $9,185,209.

      The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

            Class                             Outstanding at March 14, 2003
            -----                             -----------------------------
Common Shares, $.10 par value                           36,740,834

Certain portions of the registrant's definitive proxy statement relating to its annual general meeting of shareholders are incorporated by reference into Part III of this report.

                               TRENWICK GROUP LTD.

                                Table of Contents

                                                                          Page
                                                                         Number
                                                                         ------

                                     PART I

Item 1.  Business...........................................................3

Item 2.  Properties........................................................44

Item 3.  Legal Proceedings.................................................44

Item 4.  Submission of Matters to a Vote of Security Holders...............44

                                     PART II

Item 5.  Market for Corporation's Common Stock and Related Stockholder
           Matters.........................................................44

Item 6.  Selected Financial Data...........................................47

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................47

Item 7a. Quantitative and Qualitative Disclosures About Market Risk........77

Item 8.  Financial Statements and Supplementary Data.......................86

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................143

                                    PART III

Item 10.  Directors and Executive Officers................................143

Item 11.  Executive Compensation..........................................143

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management....................................................143

Item 13.  Certain Relationships and Related Transactions..................144

Item 14.  Controls and Procedures.........................................144

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K......................................................144

                           FORWARD-LOOKING STATEMENTS

Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under "Risk Factors" below and the following:

      -     Our ceasing to function as a going concern;

      - actions by insurance regulators seizing or otherwise taking control of our insurance company subsidiaries or their assets;

      - actions by our creditors or securities holders commencing liquidation or similar proceedings against us, our subsidiaries or their assets;

      - greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

      - failure of our business strategy due to changes in current or future market conditions;

      - increased competition on the basis of financial strength, pricing, capacity, coverage terms or other factors;

      -     our lack of experience in operating entities that are in runoff;

      -     the effects of acts of terrorism or war;

      - developments in the world's financial and capital markets that adversely affect the performance of our investments;

      - changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers;

      -     changes in the availability, cost or quality of reinsurance;

      - changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

      -     decreased demand for our insurance and reinsurance products;

      -     loss of additional key personnel, or consultants;

      -     the effects of mergers, acquisitions and divestitures;

      -     changes in rating agency policies or practices;

      - changes in legal theories, including trends that impact verdicts in insurance claims litigation;

      -     changes in accounting policies or practices;

      - changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this Report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report which could cause actual results to differ before making an investment decision.

                                     PART I

Item 1. Business

General Background

Trenwick Group Ltd. ("Trenwick") is a Bermuda-based specialty insurance and reinsurance holding company with two principal businesses operating through its subsidiaries located in the United States and the United Kingdom. Trenwick's United States treaty reinsurance business ("Trenwick America Re") provides, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes, through either sales or discontinuance of certain lines of business, to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, United States treaty reinsurance and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. Trenwick assessed its alternatives and voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc. ("Canterbury") and its London-based specialty insurance and reinsurance company, Trenwick International Limited ("Trenwick International"), and, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, sold the in-force property catastrophe reinsurance business of its Bermuda subsidiary LaSalle Re Limited ("LaSalle Re"). Little or no new insurance or reinsurance is presently being offered in these runoff operations.

As a result of a significant deterioration in Trenwick's financial condition, more fully described in "Significant Developments" below, Trenwick hired Greenhill & Co., LLC as its financial advisor to assist in the evaluation and implementation of a possible restructuring of its outstanding indebtedness and preferred equity as well as other strategic alternatives.

Trenwick was formed as a Bermuda company in 1999 to acquire two publicly held companies, Trenwick Group Inc. and LaSalle Re Holdings Limited ("LaSalle Re Holdings"), and the minority interest in LaSalle Re, a subsidiary of LaSalle Re Holdings. That transaction, in which Trenwick issued common shares to acquire LaSalle Re Holdings, Trenwick Group Inc. and the minority interest in LaSalle Re, was completed on September 27, 2000 and was accounted for as a purchase by LaSalle Re Holdings. Accordingly, in the financial statements, the assets and liabilities, and the revenues and expenses of LaSalle Re Holdings were included for all periods presented; the minority interest in common shares and minority interest in net income of LaSalle Re were eliminated as of September 30, 2000 and from October 1, 2000, respectively, and the assets and liabilities, and the revenues and expenses of Trenwick Group Inc. were included as of September 30, 2000 and from October 1, 2000, respectively. Trenwick Group Inc. had earlier acquired another publicly held company, Chartwell Re Corporation, on October 27, 1999.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick's operations, capital structure and the financial resources required to conduct its businesses. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick to enable it to continue to conduct business operations despite the adverse developments. Investors and shareholders are cautioned that Trenwick has had a number of significant adverse events which could make it extremely difficult to continue in its current businesses, if at all, and they should carefully review the "Risk Factors" and "Forward-Looking Statements" sections, as well as other sections, of this Report.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries. Trenwick increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $107 million, or $2.90 per share, which followed reserve increases made by Trenwick earlier in 2002. The aggregate reserve increases for 2002 were $285.1 million, or $7.75 per share. Both the fourth quarter and year to date 2002 reserve increases are net of benefits related to reductions in the liability under the contingent interest notes. The fourth quarter increase in Trenwick's reserves was based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries. The increases in reserves impact Trenwick's United States and Bermuda insurance subsidiaries and Trenwick International. Trenwick's reserves at its Lloyd's operations, while also analyzed, were not significantly affected by this reserve increase.
The reserve increases reflect a reassessment of Trenwick's reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years. Included in the fourth quarter 2002 reserve increase was $20 million relating to Trenwick's exposure to asbestos and environmental liabilities. Following this increase to Trenwick's asbestos and environmental reserves, Trenwick's three year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years. See "--Unpaid Claims and Claims Expenses," below.

Deferred Income Tax Assets

Trenwick's United States and United Kingdom operations incurred financial accounting losses in the years 1999 through 2002 and, in connection with such losses, recorded as an asset up to $119.6 million and $96.8 million, respectively, of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick's United States and United Kingdom operations. Because of Trenwick's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick to establish during 2002 a 100% valuation allowance against its deferred tax asset related to its United States and United Kingdom operations. The establishment of a 100% valuation allowance against Trenwick's deferred tax asset increased Trenwick's provision for income taxes and net loss by $150.2 million, or $4.08 per share for the year ended December 31, 2002. The maintenance of a full valuation allowance against Trenwick's net deferred tax asset through December 31, 2002 further increased Trenwick's provision for income taxes and net loss by $65.1 million, or $1.77 per share. Trenwick's management will continue to monitor its tax position and reassess the need for a full valuation allowance on its deferred tax asset on a periodic basis.

Potential Events of Default Under Senior Secured Credit Facility

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under Trenwick's credit agreement. In addition, increases in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset valuation allowance in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business, prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Since December, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

Potential Event of Default under Senior Notes

Included in Trenwick's indebtedness at December 31, 2002 are senior notes with an aggregate principal amount of $75 million which are due April 1, 2003. Trenwick is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of these senior notes. Trenwick's agreements entered into in connection with the renewal of its letter of credit facility in December 2002 provided that Trenwick would replace, refinance or restructure these senior notes by March 1, 2003. The banks participating in Trenwick's letter of credit facility have provided to Trenwick a waiver of this March 1, 2003 deadline as discussions with the senior note holders continue. At this time, Trenwick does not have sufficient available liquidity to pay the amount due on April 1, 2003 and is uncertain whether it will be able to complete the restructuring by that date. If Trenwick is unable to restructure these senior notes by April 1, 2003 and either the banks under the credit facility or the senior noteholders determine to exercise the rights available to them or take other action with respect to the assets of Trenwick, Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time, the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

Going Concern Qualification

Trenwick's independent accountants, PricewaterhouseCoopers LLP, have stated in their audit report dated March 31, 2003, with respect to Trenwick's financial statements as of and for the twelve months ended December 31, 2002, that substantial doubt exists as to Trenwick's ability to continue as a going concern.

Recent Ratings Actions

Moody's Investors Service announced on January 31, 2003 that it had lowered the senior debt rating of Trenwick from "Caa3" to "Ca", and had lowered the ratings of the trust preferred securities of Trenwick America and the preferred stock of LaSalle Re Holdings from "Ca" to "C", following Trenwick's announcement that it would post a fourth quarter 2002 reserve charge of $107 million. Moody's Investors Service noted that the $107 million reserve charge was significant in relation to the $322 million book value reported by Trenwick at the end of the third quarter of 2002 and also Trenwick's market capitalization, which is well below that amount. Moody's Investors Service also noted that, in its opinion, the $107 million charge further diminishes the value that creditors will be able to extract from Trenwick in its restructuring efforts, and that currently virtually all of Trenwick's financial assets are held by regulated insurance subsidiaries, limiting resources available to meet debt and preferred stock obligations.

Standard and Poor's Ratings Services announced on March 4, 2003 that it placed its "CCC-" counterparty credit ratings on Trenwick, LaSalle Re Holdings and Trenwick America on CreditWatch with negative implications because it believes that Trenwick's ability to restructure its senior debt to keep it out of default is remote. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America Re, Dakota Specialty Insurance Company ("Dakota"), LaSalle Re, Trenwick International and The Insurance Corporation of New York ("Inscorp") on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On February 4, 2003, Fitch Ratings announced that it had lowered its long-term rating and senior debt ratings on Trenwick and its subsidiaries to "C" from "CC." Fitch reported that its ratings action followed Trenwick's announcement that it was taking a $107 million reserve charge, and that it believed that Trenwick's business prospects and financial flexibility are "very limited" and that it would be unable to refinance its senior debt. Fitch also reported its belief that Trenwick's ability to remain a going concern is heavily dependent on financing by the letter of credit facility and that senior debt holders may be forced to consider accepting some form of payment in kind arrangement.

With the exception of Trenwick America Re, which is rated "NR-4" (Rating Withdrawn at Company's Request) each of Trenwick's operating insurance company subsidiaries is classified "NR-3" (Rating Procedure Inapplicable) by A.M. Best Company. All of Trenwick Managing Agents' managed syndicates are able to write business utilizing the ratings of Lloyd's, which is rated "A-" (Excellent) by A.M. Best Company and has an "A" financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Suspension of Trading from New York Stock Exchange

On March 25, 2003, the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the New York Stock Exchange ("NYSE") as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Preferred Shares of LaSalle Re Holdings will be quoted on the Over The Counter Bulletin Board ("OTC").

By letter dated March 24, 2003, the Bermuda Monetary Authority ("BMA") issued permission for the free transferability on an interim basis of the shares while they are quoted on the OTC Bulletin Board. This permission is contingent on the condition that the BMA is notified promptly of any instances in which Trenwick or LaSalle Re Holdings become aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or LaSalle Re Holdings' securities would be required to be approved by the BMA before they could be entered into Trenwick's or LaSalle Re Holdings' share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or LaSalle Re Holdings' share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or LaSalle Re Holdings' share register or the number of shares held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

Actions by Insurance Regulators

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Insurance Department pursuant to which Trenwick America Reagreed that it would not take certain actions without the prior written approval of the Connecticut Insurance Commissioner, or her designee, including conducting business, disposing of any assets, settling any intercompany balances or paying any dividends. For further discussion of the Connecticut letter of understanding, see "Regulation - United States Regulation."

Trenwick America Re's reported Risk-Based Capital ("RBC") was at the "Regulatory Action Level Event" at December 31, 2002. At this level, Trenwick America Re was required to submit a Comprehensive Plan of Action to the Connecticut Insurance Department. Such a plan was submitted to the Connecticut Insurance Department on January 23, 2003. In addition, in connection with the Regulatory Action Level Event the Connecticut Insurance Department, at its discretion, is authorized to take any action deemed necessary under the circumstances.

Inscorp's reported RBC was at the "Mandatory Control Level Event" at December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. Recently, Inscorp has been informed by the New York Insurance Department ("NYID") that it will be required to submit a plan to cure the existing statutory capital impairment. If the NYID is not satisfied that Inscorp has proposed a suitable plan to eliminate the impairment by April 10, 2003, the Superintendent of the NYID may proceed, or Trenwick may of its own volition determine that it is in its best interest for the NYID to proceed against Inscorp pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, conservation, rehabilitation, liquidation and dissolution of insurers, including domestic insurers.

Trenwick has been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by Inscorp in 2002 were in contravention of New York regulatory requirements. As a result, Inscorp and Trenwick may be the subject of regulatory action brought by the NYID.

For a description of the RBC requirements applicable to Trenwick's United States insurance company subsidiaries, see "--Regulation - Risk Based Capital."

The BMA and LaSalle Re, which is in runoff, have agreed that LaSalle Re's insurance license be restricted so that it is not permitted to enter into any new contracts of insurance or reinsurance without the prior written consent of the BMA, effective January 1, 2003. See "--Regulation."

Chubb Facility

During the fourth quarter of 2002, Trenwick's subsidiary Trenwick America Reinsurance Corporation ("Trenwick America Re") entered into an underwriting facility with Chubb which permits Trenwick America Re to underwrite up to $400 million of United States reinsurance business on behalf of Chubb through the end of January 2004. The underwriting facility is subject to cancellation prospectively by either party at any time. Chubb will receive one-third and Trenwick America Re will receive two-thirds of any profits generated by the business, with the initial profit distribution from Chubb to Trenwick America Re scheduled to begin in 2006. See "--Business Segment Information--Reinsurance Segment--United States Treaty Reinsurance--Chubb Underwriting Facility."

Lloyd's Operations - Trenwick Managing Agents Limited

On October 4, 2002, Trenwick Managing Agents Limited (formerly Chartwell Managing Agents Limited) ("Trenwick Managing Agents"), Trenwick's managing agent at Lloyd's of London, entered into an agreement with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies ("NICO"). This agreement enabled Trenwick Managing Agents to increase the total premium capacity of Syndicate 839, its primary managed syndicate at Lloyd's, by (pound)141.25 million ($227.4 million) for the 2002 year of account. On November 4, 2002, Trenwick Managing Agents entered into a second agreement with NICO, which was amended on December 23, 2002, to provide Syndicate 839 with premium capacity of up to (pound)113.1 million ($182.1 million) via Syndicate 2750 for the 2003 year of account. The 2003 year of account capital is principally being applied to the aviation insurance segment of Syndicate 839's business.

Runoff Operations

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re, to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in return for a renewal fee payable to LaSalle Re of 12.5% of business written. See "--Runoff Operations-Worldwide Property Catastrophe Reinsurance" below.

On October 30, 2002, Trenwick announced that it had ceased underwriting substantially all new insurance policies in its United States specialty program business, which operated under the name Canterbury and through Trenwick America Re's subsidiaries Inscorp, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002. Trenwick subsidiaries will continue to administer and pay claims in connection with the insurance policies previously underwritten through Canterbury. See "--Runoff Operations-United States Specialty Program Insurance," below.

On December 8, 2002, Trenwick announced that Trenwick International, its London based specialty insurance company, had ceased to underwrite new insurance, effective November 29, 2002. A draft scheme of operations with respect to the runoff of Trenwick International was presented to the Financial Services Authority ("FSA") in the United Kingdom on December 31, 2002 and a final version is srequired to be presented to the FSA for approval by March 31, 2003. See "--International Specialty Insurance and Facultative Reinsurance," below.

Segment Information

During the first quarter of 2002, Trenwick amended the basis in which operating segments are reported. The continuing Lloyd's syndicates managed by Trenwick and the International Specialty Insurance and Reinsurance operations were combined into one operating segment and the United States based property and casualty reinsurance and Bermuda based property catastrophe reinsurance operations were combined into one segment called Reinsurance. These changes were made to conform to changes in Trenwick's management and operational structure. For the years ended December 31, 2002, 2001 and 2000, Trenwick has reported its specialty property and casualty insurance and reinsurance business in three business segments, Reinsurance, International operations and United States specialty program insurance.

Trenwick's Reinsurance segment includes treaty reinsurance on United States property and casualty risks and worldwide property catastrophe reinsurance. United States treaty reinsurance is written principally through Trenwick America Re, which is located in Stamford, Connecticut, and includes the runoff of reinsurance business formerly written by Chartwell Insurance Company (which merged with and into Trenwick America Re effective December 31, 2002) and Inscorp. In addition, the Reinsurance segment includes the results of the Chubb underwriting facility. The remainder of Trenwick's Reinsurance segment consists of property catastrophe reinsurance written by LaSalle Re on a worldwide basis until it ceased underwriting effective April 1, 2002. See "--Runoff Operations-Worldwide Property Catastrophe Reinsurance (In Runoff)," below.

Trenwick's International operations segment includes Trenwick's Lloyd's operations as well as United Kingdom specialty insurance and facultative reinsurance. Trenwick's Lloyd's operations are conducted through its wholly owned subsidiary, Trenwick Managing Agents, located in London, England, which manages underwriting syndicates at Lloyd's, almost exclusively for the account of Trenwick and LaSalle Re. The United Kingdom specialty insurance and facultative reinsurance was principally written by Trenwick International, also located in London, England, which wrote business on a worldwide basis until it ceased underwriting new business effective November 29, 2002. During 2002, renewals of certain lines of business previously underwritten by Trenwick International, including, among others, general aviation and commercial property, were underwritten by Trenwick's Lloyd's entities following downgrades in Trenwick International's financial strength ratings by Standard & Poor's Rating Services. See "--Runoff Operations- International Specialty Insurance and Facultative Reinsurance (In Runoff)," below.

Trenwick's United States specialty program insurance segment was written principally through its United States subsidiary, Canterbury Financial Group, Inc., and its operating subsidiaries, Inscorp, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick ceased underwriting substantially all United States specialty program insurance effective October 30, 2002. See "--Runoff Operations-United States Specialty Program Insurance (In Runoff)," below.

Excluded from the aforementioned segments are Trenwick's Lloyd's syndicates in runoff and Excess and Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed. The ECRA Pool was a New York State licensed insurance pool that underwrote multi-line property and casualty business until it ceased underwriting in 1983. The losses incurred by the ECRA Pool included asbestos and environmental risks for those periods. Trenwick America Re participated in the ECRA Pool during years 1978 to 1982, while Inscorp participated in the ECRA Pool during years 1950 to 1967.

In this Report, United Kingdom pounds sterling (pound) have been converted to United States dollars at various rates based on varying factors, including in some cases the date of the transaction described.

Reinsurance Segment - United States Treaty Reinsurance - Chubb Underwriting Facility

In order to be able to continue to offer reinsurance despite the weakness of its financial condition and its lowered financial strength ratings, Trenwick America Re entered into an underwriting facility with Chubb on October 25, 2002 under which Trenwick America Re will cause, subject to Chubb's approval, all of its new and renewing United States reinsurance business during the term of the underwriting facility to be underwritten by Trenwick America Re as agent on behalf of Chubb, which will issue the reinsurance. Chubb's approval may not be unreasonably withheld. The underwriting facility permits Trenwick America Re to underwrite up to $400 million of United States reinsurance business as agent on behalf of Chubb through January 31, 2004. The underwriting facility does not preclude Chubb from writing any business outside of the facility. As further described below, the profit commission to Trenwick America Re, if any, will be paid by Chubb beginning in the first quarter of 2006.

Pursuant to the underwriting facility, which was effective as of November 1, 2002, the parties will jointly adjust and settle any claims arising under the business underwritten, provided that Chubb will retain final claim settling authority. Trenwick America Re has agreed that during the term of the underwriting facility Trenwick America Re will not underwrite on behalf of any other third party without Chubb's approval. Chubb has entered into a non-competition agreement with Trenwick America Re restricting Chubb from renewing certain business underwritten through the underwriting facility for one year following the termination of the underwriting facility. Either party may terminate the underwriting facility prospectively at any time. Termination of the facility or any modification thereof that is deemed by the Banks under Trenwick's credit facility to be materially adverse constitutes an event of default under the credit facility. All premiums collected from the underwriting facility are required to be paid directly to Chubb.

Chubb will receive as a fronting fee either five percent of gross written premium on two-thirds of the business underwritten through the underwriting facility or $15 million whichever is greater. To date, Trenwick America Re has paid $10 million of this amount to Chubb, and additional payments of $1.25 million are due to be paid by Trenwick America Re at the end of each calendar quarter of 2003. Trenwick America Re is entitled to receive a monthly expense reimbursement equal to 2.0% of the gross written premiums underwritten on behalf of Chubb collected during the applicable month. The total expense reimbursement payable to Trenwick America Re is subject to a cap of $6.5 million. The minimum total expense reimbursement is $5.5 million unless the underwriting facility is terminated prior to the expiration of its term, in which case it will be prorated based on the amount of time the underwriting agreement was in effect.

Trenwick America Re also has agreed to reinsure Chubb for 100% of all losses in excess of premiums collected less certain expenses. To secure its reinsurance obligations to Chubb, Trenwick America Re has posted a $50 million security deposit with Chubb. Trenwick America Re is required to pay additional amounts to Chubb for the security deposit, so that the security deposit is equal to the greater of $50 million or the amount of Trenwick America Re's reinsurance obligations. Given the long term nature of the stop-loss reinsurance agreement, the amount of the cash deposit may be greater than Trenwick America Re's obligations under the stop-loss reinsurance agreement. The security deposit will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The amount of the security deposit in excess of certain decreasing amounts over time will be returned to Trenwick America Re on a payment schedule beginning March 31, 2006, provided that at such times Trenwick America Re has an A.M. Best rating of "A-" or better. On January 12, 2012, regardless of whether Trenwick America Re has reacquired an "A-" rating from A.M. Best, that portion of the security deposit that exceeds the positive difference (if any) of Trenwick America Re's obligations minus the amount in the experience fund, will be returned to Trenwick America Re.

An "event of default" by Trenwick America Re under the Chubb facility would occur if creditors attach or take possession of any material amount of Trenwick America Re's assets, or if Trenwick America Re voluntarily or involuntarily enters into rehabilitation, dissolution, winding-up, liquidation, administration or reorganization proceedings under applicable bankruptcy, insolvency or similar law. Upon the occurrence of an event of default by Trenwick America Re, no profit commission will be paid and no reductions in the amount of collateral will be made until the event of default ceases, or January 1, 2012, whichever is earlier. At that time, the profit commission payment schedule and collateral reduction schedules will recommence at the point at which the event of default occurred.

Since November 1, 2002, the effective date of the Chubb facility, Trenwick America Re has written approximately $127 million in gross premiums under the facility. To date, almost all of the bound premiums have been renewal business.

Trenwick America Re generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. In writing reinsurance business, Trenwick America Re does not target specific types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

The major lines of reinsurance currently written by Trenwick America Re during 2002, 2001 and 2000 were accident and health, property, errors and omissions, environmental liability and general liability. Together these lines accounted for an aggregate of at least 71% of its net premiums written in each of 2002, 2001 and 2000. During these periods Trenwick America Re also wrote medical malpractice, workers' compensation, products liability and automobile liability lines of reinsurance. The business written under the Chubb facility has been and is expected to be similar in nature to that written in prior years.

Trenwick through its U.S. reinsurance subsidiaries also wrote property catastrophe pro rata reinsurance treaties. In these programs, Trenwick assumed a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and received an equal proportion of the premium received by the cedent.

Three ceding companies generated a significant amount of the United States treaty reinsurance business, accounting for 25%, 22% and 31% of Trenwick America Re's gross premiums written in 2002, 2001 and 2000, respectively. During 2002, XL America Group, Converium Zurich and Avemco Group accounted for 9%, 9% and 7%, respectively, of Trenwick America Re's gross premiums written.

International Operations - Trenwick's Lloyd's Operations

Trenwick Managing Agents

Trenwick participates in the Lloyd's market principally through Trenwick Managing Agents, which is a managing agent at Lloyd's, and through five Lloyd's corporate members. Trenwick Managing Agents receives fees and profit commissions in respect of the underwriting and administrative services it provides to the Lloyd's underwriting syndicates that it manages. For the 2003 year of account, Trenwick Managing Agents manages three syndicates (Syndicates 839, 2750 and 44) with advance consent to underwrite total premium of up to (pound)400 million ($644 million), which is primarily supplied by Trenwick and by NICO, as further described below in "--Recent Developments involving Trenwick Managing Agents and Lloyd's Syndicates - Coming Into Line." Classes of business covered by Trenwick Managing Agents' syndicates include aviation, marine, property, non-marine liability and life.

On December 10, 2002, Trenwick, LaSalle Re and LaSalle Re Holdings entered into an agreement pursuant to which Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Three Limited, three corporate members at Lloyd's (collectively, the "Oak Entities"), were contributed by Trenwick to LaSalle Re, and certain indebtedness owed to Trenwick by the Oak Entities was forgiven. In connection with the foregoing, LaSalle Re agreed to invest $81 million in the Oak Entities, which together with the renewal of the letter of credit facility, provides funds at Lloyd's which enabled Trenwick to underwrite at Lloyd's for the 2003 year of account. The Oak Entities will receive 43% of the economic interest (prior to the deduction of the Banks' letter of credit fees and profit participation) in the 2003 year of account at Lloyd's. The Oak Entities will also participate in the economic interest in the results of 2002 and prior years of account.

The two other principal corporate members are Oak Dedicated Four Limited, which is owned indirectly by Trenwick, and Acorn Corporate Capital Limited, which is owned by Trenwick but whose economic interest has been assigned to NICO.

Recent Developments involving Trenwick Managing Agents and Lloyd's Syndicates - Coming Into Line

On October 4, 2002, Trenwick Managing Agents entered into an agreement with NICO which enabled Trenwick Managing Agents to increase the total premium capacity of its Syndicate 839 at Lloyd's for the 2002 year of account. NICO provided (pound)62.5 million ($99.3 million ) in premium capacity through (pound)25.0 million ($39.7 million) of additional Lloyd's funding and (pound)78.7 million ($125.2 million) in premium capacity through a qualifying quota share reinsurance facility, both for the 2002 year of account. A qualifying quota share reinsurance contract is an outward reinsurance arrangement placed by a Lloyd's syndicate that has the effect of increasing the written premium income capacity of that syndicate. The reinsurance contract is subject to certain regulatory criteria and guidelines, including minimum standards for the rating, net assets and jurisdiction of the reinsurer. In return for its capital support, NICO will receive a 41.4% share of the net underwriting result of Syndicate 839 for the 2002 year of account before ceding commissions and profit sharing. Under the terms of its capital support, NICO is not exposed to losses in prior years of account.

On November 4, 2002, Trenwick Managing Agents entered into a second agreement with NICO, which was amended on December 23, 2002 and which enabled Syndicate 839 to have an authorized premium capacity of (pound)328.1 million ($528.2 million), before qualifying quota share, for the 2003 year of account. Under the terms of the amended December 2002 agreement, NICO has agreed to provide (pound)75.6 million ($120.1 million) in premium capacity for the 2003 year of account, by increasing its additional funding to (pound)49.8 million ($79.1 million). Of the premium capacity, (pound)62.5 million ($99.3 million) is being applied to the aviation insurance line of Syndicate 839's business and (pound)13.1 million ($20.8 million) is being applied to most of the remaining property and casualty insurance and reinsurance lines. The amended agreement also provides Trenwick Managing Agents an option for the premium capacity being supplied by NICO for the aviation line of Syndicate 839 to be increased to (pound)100 million ($158.9 million), for which NICO will be required to deposit further additional funding at Lloyd's. Exercise of the option is contingent upon certain conditions having been satisfied at the time of the exercise of the option, including the retention of certain key employees, the obtaining of independent broker verification as to the size of the aviation market, and the approval of final contract wording. NICO will receive shares of the net underwriting results from each of these lines of Syndicate 839's business in proportion to the premium capacity provided. Trenwick paid NICO non-refundable fees totaling (pound)3.1 million ($4.9 million) in connection with NICO's commitment to provide capital for the 2003 year of account.

In connection with the December Amendments, Trenwick has agreed to pay 15% of the profits earned on the 2002 and 2003 Lloyd's years of account to the financial institutions extending their letters of credit. Refer to Note 9 to the Consolidated Financial Statements for a detailed description of the letter of credit facility supporting Trenwick's Lloyd's operations.

Certain Other Information Regarding Lloyd's Syndicates

Lloyd's is an internationally recognized insurance market place that has been operating in England for over 300 years pursuant to legislation and custom. The following is a general description of certain fundamental principles upon which business is conducted at Lloyd's by Trenwick's subsidiaries and other participants in the Lloyd's market.

Capital Support. The capital required to support a corporate member's underwriting on a syndicate is determined by Lloyd's and is based on the application of a risk based capital (RBC) model. The variables within the RBC model are dependent on various criteria as applied to each Lloyd's syndicate and corporate member. There are four main elements to the current RBC framework which, when considered together, determine the level of capital required to support underwriting. These are:

      o     the performance of each category of business assessed by risk code;

      o a credit which is given for the diversity of the business contained within the syndicate;

      o     Lloyd's assessment of management performance; and

      o     the underwriting history of the corporate member.

Relationship between members and managing agents. Members conduct their business as sole traders or corporate entities, grouped into annual ventures known as syndicates, each of which is managed by a managing agent which may manage one or more syndicates. At the end of each year the syndicate is dissolved and a new syndicate is formed for the following year, although members in existing syndicates have a priority for participating as members in the next following year. Accordingly, the members participating on a syndicate may change from year to year. In the conduct of the syndicate's business, the managing agent acts for each member under a separate agency agreement. The syndicate itself is not a legal entity. Members of a syndicate are not in partnership, and no member has joint liability with any other member of a syndicate for the risks underwritten through that syndicate. Each member of the syndicate is responsible only for the proportion of each risk written on his behalf and if an individual, such member may have unlimited liability for that business to the full extent of his assets, although no new members with unlimited liability are permitted. Each corporate member has limited liability for that business.

Actual acceptance of risk is undertaken either by the active underwriter of each syndicate or his underwriting deputies. The managing agent determines the underwriting policy of, and appoints and supervises the active underwriter of, each of its managed syndicates and supplies administrative and accounting services for the managed syndicate. The members themselves generally take no active part in the conduct of the business. That conduct is, by requirement of Lloyd's, delegated exclusively to the managing agent.

The managing agent will agree and/or settle claims made against the syndicates and establish systems to monitor and control the premium income earned by the syndicate to see that members' premium limits are not exceeded. The managing agent will also determine and carry into effect the syndicate's reinsurance program and determine the premium for and effect the reinsurance required for the syndicate to close each year of account (see below).

Year of Account. Lloyd's has its origin in marine insurance which, because of the length of voyages, led to the development of the current three-year accounting system whereby premiums, losses and expenses are accumulated over three years before the result of a particular underwriting year's trading is calculated.

Under the three-year system, members' underwriting results are stated by "year of account". Each year of account is a one-year venture that, as a general rule, is fully accounted for and settled at the end of a 36-month period. As a result, syndicates writing insurance in Lloyd's 2003 year of account will not be "closed" for purposes of determining profit or loss participation until reinsurance to close has been effected after December 31, 2005. Since December 31, 1994, the year of account to which a policy is allocated has been determined by the inception date of the policy.

Reinsurance to close. At the close of a year of account, members' underwriting liabilities with regard to the year are usually reinsured under a contract known as reinsurance to close, or "RITC". Until the RITC is effected (currently at the earliest, at the end of the third year of the account, i.e. two years after the end of the relevant underwriting year) no profits in respect of the relevant year of account can be distributed to members.

Through the payment of a premium for the RITC, a syndicate member's liabilities in respect of risks allocated to the relevant year of account and not discharged in full (including liabilities in respect of RITC of the preceding years of account) are reinsured without limit in time or amount into a succeeding, usually the next, underwriting year of account of the same syndicate; they may also, on occasion, be reinsured by another syndicate.

Run-off account. A run-off account is a year of account that has not been closed by RITC in the usual way. This may happen for a number of reasons, but primarily from uncertainty as to future levels of liability and a consequent inability to fix a fair premium for the RITC. In these circumstances, closure of the year of account may take a number of years, during which, without Lloyd's consent, there can be no release of the members' funds at Lloyd's nor of profits arising from the underwriting or investments of that syndicate.

Premium Trust Fund. Each member's premiums are held in Premium Trust Funds ("PTF") and invested in assets until the close of the year of account. All investment income from funds held in the PTF is similarly retained in the PTF and may be reinvested during the course of the year of account. As stated above, a year of account normally closes after the end of the third year. Funds representing a members' underwriting profits arising in respect of a particular year's underwriting on a syndicate will not normally be released from the PTF to the member until the relevant year has been closed by RITC and Lloyd's has confirmed the members' overall underwriting position as solvent. If a corporate member becomes insolvent, underwriting claims can still be met to the extent of the assets held in the members' PTF, as these funds are not available to its general creditors.

Funds at Lloyd's. Under its Byelaws, Lloyd's has power to prescribe the amount of security to be provided by a member in respect of its underwriting business at Lloyd's. This security (which is additional to the amounts held under the control of managing agents in a member's PTF) comprises a member's funds at Lloyd's. These funds are held in accordance with the terms of prescribed form Lloyd's Deposit Trust Deeds. The minimum required level of funds at Lloyd's is reviewed by Lloyd's prior to the commencement of each year of account.

Lloyd's determines the investment criteria applicable to funds held within a member's funds at Lloyd's, but a member is able to select the investment for those funds within the established criteria. In addition to or in substitution for depositing cash and/or securities as funds at Lloyd's, members are able to provide Lloyd's, among other things, with letters of credit, bank guarantees or a covenant and charge. The level of funds at Lloyd's fixes the member's maximum overall premium limit ("OPL") and it may be necessary during any account year to arrange additional funds at Lloyd's to increase OPL, or to maintain OPL when such funds have been depleted by losses. All such funds at Lloyd's are subject to trust arrangements designed to ensure that they are available to meet the relevant member's Lloyd's losses and expenses.

The FSA requires Lloyd's to maintain net central assets which are adequate to cover the aggregate of certain variable solvency margins, which relate to the value of each member's PTF and each member's funds at Lloyd's. If at any time a corporate member's funds at Lloyd's have fallen by more than 10 percent the member will be obliged to notify Lloyd's, and Lloyd's may then give such directions as it sees fit, including directing the member to reduce the overall level of its underwriting business.

For solvency purposes, if a member's closed year losses, run-off account deficiencies and cash calls (see below) on open years of account are not paid in full, they must be provided for in addition to the member's funds at Lloyd's required to support underwriting for succeeding years of account. To the extent that a member's funds at Lloyd's are used to cover these provisions with the effect that the member's funds at Lloyd's ratio is no longer satisfied, the member's OPL will be correspondingly reduced for the next year of account.

Marketing

Each of Trenwick's continuing underwriting business segments generally obtains its business through insurance and reinsurance brokers which represent the ceding company and clients in negotiations for the purchase of insurance or reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring an insurance or reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participation to qualified insurers or reinsurers until the program is fully subscribed at terms agreed to by all parties.

Trenwick pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick's total acquisition costs and are included in its underwriting expenses. Under certain limited circumstances, selected administrators have the authority to bind a portion of Trenwick business. These administrators are subject to periodic financial and operational reviews. Trenwick does not commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick

During 2002, five brokers generated 42% of Trenwick's gross premiums written, of which Marsh and McLennan accounted for 15%, Aon Reinsurance Agency accounted for 15%, Heath Lambert accounted for 5%, Willis Faber accounted for 4% and Reinsurance Alternatives accounted for 3%. During 2001, Aon Reinsurance Agency accounted for 19%, Marsh and McLennan accounted for 16%, Reinsurance Alternatives accounted for 8%, Heath Lambert accounted for 6%, and Benfield Blanch accounted for 2% of those gross written premiums. During the 2000 year, Marsh and McLennan provided 13% of the gross written premiums reflected in Trenwick's consolidated financial statements, and Aon Reinsurance Agency provided 18%.

Underwriting

Trenwick's underwriting philosophy emphasizes a transactional approach to underwriting in which any insurance or reinsurance transaction for any line of property or casualty business is considered separately on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit for each submission. The risk assessment process undertaken by Trenwick's underwriters generally involves a comprehensive analysis of historical data, when available, and estimates of future potential losses which may not be evident in the historical data. The factors which Trenwick considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the terms and conditions. With respect to its United States operations, which comprises fewer but significantly larger accounts, Trenwick frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies, before agreeing to participate in a reinsurance transaction, as well as during the period the reinsurance is in effect.

Trenwick has established formal underwriting policy standards for both United States and international operations. This process involves pre-binding reviews of individual material transactions by its senior underwriting staff. Underwriting policies for insurance and reinsurance transactions are supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.

Competition

The Significant Developments and other items described in this report on Form 10-K as well as its significantly weakened financial condition have had a materially adverse effect on Trenwick's ability to effectively compete. In the United States, Trenwick is only writing new business through the Chubb facility. Without the Chubb facility, or a similar relationship with another highly rated third party insurer, Trenwick likely would be unable to write any new or renewal business through its U.S. insurance company subsidiaries. In the U.K., Trenwick Managing Agents' managed syndicates at Lloyd's enjoy the benefit of the ratings of Lloyd's, which is rated "A-" (Excellent) by A.M. Best Company and has an "A" financial strength rating from Standard & Poor's.

Claims Administration

Claims are managed by Trenwick's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers, managing agents and ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process. In reviewing claims, Trenwick's claim staff uses their own judgment as well as advice from lawyers and loss adjusters where appropriate.

Geographic Information

Trenwick seeks to diversify its insurance and reinsurance exposures across geographic zones in order to optimize its spread of risk.

The following table presents Trenwick's gross premiums written as included in its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 allocated to the geographic region in which the risks reside:

                                                   2002          2001          2000
                                                ----------    ----------     --------
Gross premiums written:                        (amounts in thousands of U.S. dollars)
United States                                     $992,061      $797,262     $205,819
United Kingdom                                     248,251       317,895      115,273
Europe, excluding United Kingdom                   127,645       133,762       20,429
Australia, New Zealand and Far East                 42,160        31,578       13,934
Other                                              164,405       171,758       73,189
                                                ----------    ----------     --------
Gross premiums written                          $1,574,522    $1,452,255     $428,644
                                                ==========    ==========     ========

Runoff Operations

In 2002, the operations of LaSalle Re, Trenwick International and the United States specialty program business were placed into runoff. Trenwick's objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash and investment management. The overall financial condition of each of the runoff operations will determine Trenwick's ability to successfully accomplish this goal. Trenwick expects that it will manage each runoff subsidiary's outstanding liabilities until their natural expiration, although it may explore other strategic alternatives to assure that the interests of policyholders and ceding companies are protected, while maximizing the potential for return. From time to time Trenwick may also seek the advice of outside experts and retain consultants to assist in these efforts.

Worldwide Property Catastrophe Reinsurance (In Runoff)

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re, to Endurance after it was determined that market conditions made it unlikely that LaSalle Re would be able to successfully compete in this market. The sale was effected through a 100% quota share reinsurance agreement. Endurance paid Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and Trenwick will receive additional profit sharing of 50% if the losses relating to the business do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the twelve months ended December 31, 2002 are $11.5 million in ceding commissions earned on the quota share with Endurance, as well as $6.0 million in amortization of acquisition costs on the related assumed business. LaSalle Re's continuing insurance underwriting activities arise solely as a result of its ownership of the Oak Entities, which are corporate members at Lloyd's.

In connection with this transaction, Trenwick recorded the following non-recurring revenues and expenses during the twelve months ended December 31, 2002 (expressed in thousands of United States dollars):

 Minimum proceeds related to sale of renewal rights                  $  8,000
 Accelerated amortization of reinsurance contracts not transferred
     in sale                                                          (20,949)
 Legal expenses and investment banking fees                            (4,370)
 Severance and related expenses                                        (2,814)
                                                                     --------
 Net loss on sale of LaSalle's in-force reinsurance business         $(20,133)
                                                                     ========

Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. These contracts are written on an excess of loss and a pro rata basis. The largest portion of Trenwick's property catastrophe business historically consisted of excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary insurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. A majority of LaSalle Re's claims in runoff relate to losses incurred from the September 11, 2001 terrorist attacks.

International Specialty Insurance and Facultative Reinsurance (In Runoff)

On December 8, 2002, Trenwick announced that Trenwick International had ceased to underwrite new business, effective November 29, 2002. A draft plan of runoff for Trenwick International was presented to the FSA on December 31, 2002 and a final version is required to be presented to the FSA for approval on or before March 31, 2003. Trenwick International will continue to administer and pay claims in connection with the insurance policies previously underwritten by Trenwick International. For further discussion of the regulation of Trenwick International, see "--Regulation - United Kingdom Regulation - Trenwick International."

The principal lines of business underwritten by Trenwick International in 2002, prior to entering runoff on November 29, 2002, included property, engineering and extended warranty latent defects, liability, credit and bonds, general aviation, and property and cargo written in its Paris branch. In 2002, approximately 80% of Trenwick International's gross premiums were written directly as insurance. Since October 1, 2002, general aviation and Paris property have been underwritten by Trenwick's Lloyd's underwriting entities. Since November 22, 2002, Paris cargo has been underwritten by Trenwick's Lloyd's underwriting entities. Since January 1, 2003, commercial property has been underwritten by Trenwick's Lloyd's underwriting entities.

Prior to 2002, treaty, professional indemnity and financial institutions business were underwritten at Trenwick International. Effective January 1, 2002, these classes of business have been underwritten by Trenwick's Lloyd's underwriting entities. Following the acquisition of Trenwick International by Trenwick in 1998, Trenwick and Trenwick America Re provided Trenwick International with various financial support in order to retain its financial strength rating from Standard & Poor's Rating Services, including a whole account excess of loss reinsurance contract provided by Trenwick America Re to Trenwick International. Since the establishment of the excess of loss reinsurance contract, Trenwick International ceded aggregate losses to Trenwick America Re of (pound)43.7 million ($62.9 million). In December 2002, Trenwick America Re made a payment of (pound)28.4 million ($45.7 million) to commute its liabilities under the excess of loss reinsurance contract with Trenwick International. The commutation was approved by Trenwick International's regulator, the FSA, and by Trenwick America Re's regulators in Connecticut.

Trenwick has provided a guarantee for the policyholders of Trenwick International in respect of all policies written since February 27, 1998 which entitles Trenwick International to funds (on demand) to pay claims as and when they fall due in the event that Trenwick International is unable to pay its claims. Trenwick can terminate the guarantee on 30 days' notice or if Trenwick and Trenwick International are no longer under common control, but termination is prospective and does not negate liabilities already incurred during the period of the guarantee.

United States Specialty Program Insurance (In Runoff)

Trenwick announced on October 30, 2002 that it would cease underwriting new United States specialty program insurance business effective immediately. The specialty property and casualty sector is a segment of the property and casualty insurance industry that underwrites risks that are generally more complicated or specialized than those of traditional insureds. Operating under the Canterbury name on an admitted and non-admitted basis through Trenwick America Re's subsidiaries, Inscorp, Dakota and

Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002), Trenwick underwrote on a primary basis United States property and casualty insurance primarily through specialty managing general agents, which managed specialty programs pursuant to underwriting guidelines established from time to time. Examples of these programs include commercial multi-peril policies on fire resistive triple-A construction condominiums, small artisan contractors, personal lines insurance for mobile homeowners including optional earthquake, workers' compensation policies for small to medium sized employers of lower hazard classification, and professional liability and contractors' pollution liability coverages. At the time that the property and specialty program insurance business through Canterbury was discontinued, there were approximately 18 managing agents. Trenwick and third party administrators will continue to administer and pay claims in connection with the insurance policies previously underwritten under the program. In addition, Trenwick is working with its specialty program administrators to attempt to facilitate appropriate transitions for their existing books of insurance business to other carriers. In accordance with its existing obligations under certain programs and in some cases to provide smooth transition to a new carrier, during the first six months of 2003 limited new and renewal underwriting authority has been granted to selected managing general agents, and a limited number of policies will be renewed by the Canterbury Financial Group for up to 12 months.

Unpaid Claims and Claims Expenses

General

Insurers and reinsurers establish claims and claims expense liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Claims and claims expense liabilities have two components: case liabilities, which are liabilities for reported claims, and incurred but not reported, or "IBNR" liabilities, which are liabilities for claims not yet reported but which are assumed to have occurred. Significant periods of time may elapse between the occurrence of an insured claim, the reporting of the claim to the insurer and subsequent reporting of the claim to the reinsurer, the insurer's payment of that claim, and later payments by the reinsurer to the insurer.

Trenwick first establishes its case liabilities for a reported claim when it receives notice of the claim. It is Trenwick's general policy in the case of reinsurance to establish liabilities for reported claims in an amount equal to the greater of the liability recommended by the ceding company or the claim as estimated by Trenwick's claims personnel. In the case of insurance, it is Trenwick's general policy to establish liability for reported claims in an amount equal to the claim amount reported by the managing general agent. In the case of reinsurance Trenwick periodically conducts investigations to determine if the amount reserved by the ceding company is appropriate or should be adjusted. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. As additional facts become known, it may become necessary to refine and adjust upward or downward the estimated liabilities on a claim, and even then the ultimate net liabilities may differ from the revised estimates.

Actuarial Methods

Forecasting of reserves for future losses is based on historical experience and future assumptions. As a result, reserves are inherently subjective and may fluctuate based on actual future experience and changes to current or future trends in the legal, social or economic environment.

Trenwick utilizes several actuarial evaluation methods including the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Trenwick's earned premiums to determine estimates of ultimate expected unpaid claims and claims expenses for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and loss adjustment expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. Trenwick believes that this method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Trenwick.

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries. Following the independent actuarial review, Trenwick announced on January 30, 2003 that it would increase its reserves for losses in the fourth quarter of 2002 by $107 million, or $2.90 per share (net of benefits related to reductions in the liability under the contingent interest notes). The increases in Trenwick's reserves were based upon the study conducted by the independent actuarial consultants and additional work performed by Trenwick's internal actuaries as well as subjective analysis, by Trenwick's management and represent management's best estimate of ultimate expected claims liabilities. The increases in reserves impact Trenwick's United States operating subsidiaries and Trenwick International, in the UK. Trenwick's reserves at its Lloyd's operation, while also analyzed, were not significantly affected by this reserve increase. The reserve increase reflects a reassessment of Trenwick's loss reserves in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years. Included in the reserve increase was $20 million relating to Trenwick's exposure to asbestos and environmental liabilities. Following this increase to Trenwick's asbestos and environmental reserves, Trenwick's three year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years.

Trenwick and its subsidiaries have provided capital to its Lloyd's corporate members, which support the underwriting capacity of the Lloyd's syndicates managed by Trenwick Managing Agents. Claim liabilities for this business are established using methods similar to those used by Trenwick for its operating insurance company subsidiaries. Each of the past several years, Trenwick Managing Agents has engaged an independent actuarial consulting firm to review the claim liabilities and prepare an actuarial opinion for each of its non-life syndicates, including the actuarial opinion required by Lloyd's solvency regulations. These opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by Trenwick Managing Agents, assist its syndicates in establishing appropriate liability estimates for both the reinsurance to close and the open years of account. A similar process is conducted for Trenwick Managing Agents' life syndicate by another independent actuarial consulting firm.

Trenwick's actuarial staff performs quarterly reserve reviews for its operating insurance company subsidiaries, with the exception noted above for Trenwick Managing Agents. These reviews incorporate the latest reported loss experience to Trenwick, the updating of historical loss development patterns, and other appropriate adjustments for unusual trends or events.

Trenwick's claim liabilities are carried at management's best estimate of the ultimate expected claim liabilities and claim adjustment expense, generally without any discount to reflect the time value of money in accordance with both statutory accounting practices and United States GAAP. Certain workers' compensation indemnity claim liabilities of $4.7 million at December 31, 2002 are discounted using an interest rate of 3.5%.

Loss Development Analysis

The following table presents the development of Trenwick's net liabilities for unpaid claims and claims expenses for each of the ten years ended December 31, 2002. The top line of the table shows the net liabilities for unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net liabilities for unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net cumulative redundancy (deficiency) depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1992 through 2002. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The gross cumulative redundancy depicted in the table for the calendar years 1992 through 2002 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

LaSalle Re Holdings was determined to be the acquiror for accounting purposes in the Trenwick/LaSalle business combination, and therefore the financial statements of Trenwick include the results of LaSalle Re Holdings only prior to the date of the business combination (September 27, 2000). Due to the significance of the addition of Trenwick Group Inc.'s liabilities to Trenwick's balance sheet, the following table has been restated to include Trenwick Group Inc. and its subsidiaries as if the Trenwick/LaSalle business combination had occurred on January 1, 1992. Trenwick Group Inc. acquired Chartwell Re Corporation on October 27, 1999. The unpaid claims and claims expense information for Chartwell Re Corporation and its subsidiaries has been included in the table commencing in 1999.

                               TRENWICK GROUP LTD.
                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
       (monetary amounts expressed in thousands of United States dollars)

                                               2002         2001         2000         1999           1998         1997
                                           -----------------------------------------------------------------------------
Unpaid claims and claims expenses          $2,039,463   $1,621,970   $1,375,156   $ 1,380,012      $452,584     $424,538

Cumulative amount of
    liability paid through:
    One year later                                           537,420      439,799      500,282      190,081      139,523
    Two years later                                                       867,367      861,948      309,919      246,372
    Three years later                                                                1,127,240      367,256      322,391
    Four years later                                                                                391,714      342,373
    Five years later                                                                                             356,378
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Reserve re-estimated as of:
    One year later                                         1,925,349    1,495,929    1,443,481      512,723      453,988
    Two years later                                                     1,731,766    1,516,551      508,667      472,037
    Three years later                                                                1,668,055      506,779      461,344
    Four years later                                                                                507,915      448,978
    Five years later                                                                                             448,087
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Cumulative redundancy/(deficiency)
    Amount of original reserve                              (303,379)    (356,610)    (288,043)     (55,331)     (23,549)
    Percentage                                                -18.70%      -25.93%      -20.87%      -12.23%       -5.55%
    Gross liability, end of year                           3,012,925    2,375,124    2,154,491      646,827      563,574
    Reinsurance recoverable                                1,390,955      999,968      774,479      194,243      139,036
    Net liability, end of year                             1,621,970    1,375,156    1,380,012      452,584      424,538

    Gross re-estimated liability - latest                  3,426,208    2,904,663    2,633,955      734,464      592,550
    Re-estimated recoverable - latest                      1,500,859    1,172,897      965,900      226,549      144,463
    Net re-estimated liability - latest                    1,925,349    1,731,766    1,668,055      507,915      448,087

    Gross cumulative                                        (413,283)    (529,539)    (479,464)     (87,637)     (28,976)
    redundancy/(deficiency)


                                                1996         1995         1994         1993         1992
                                              -------------------------------------------------------------
Unpaid claims and claims expenses             $432,868     $387,888     $325,097     $268,091     $266,685

Cumulative amount of
    liability paid through:
    One year later                             115,368      101,007       80,834       52,300       52,260
    Two years later                            201,997      175,907      112,242       90,382       93,312
    Three years later                          260,322      222,079      155,252       89,445      118,345
    Four years later                           295,231      251,842      179,835      112,119      111,174
    Five years later                           308,120      266,584      193,587      124,096      125,847
    Six years later                            316,945      274,809      200,569      134,535      133,502
    Seven years later                                       281,519      207,303      139,920      139,779
    Eight years later                                                    213,647      146,073      143,415
    Nine years later                                                                  151,612      148,720
    Ten years later                                                                                153,221

Reserve re-estimated as of:
    One year later                             424,574      398,906      333,910      267,644      255,379
    Two years later                            428,520      389,736      321,318      263,473      255,379
    Three years later                          438,272      388,831      313,182      246,367      252,458
    Four years later                           417,340      388,388      306,053      241,478      236,009
    Five years later                           404,862      370,275      306,533      229,742      230,488
    Six years later                            399,276      360,201      291,458      230,819      222,094
    Seven years later                                       354,633      284,503      218,450      223,468
    Eight years later                                                    281,565      214,453      212,492
    Nine years later                                                                  212,146      210,282
    Ten years later                                                                                208,341

Cumulative redundancy/(deficiency)
    Amount of original reserve                  33,592       33,255       43,532       55,945       58,344
    Percentage                                    7.76%        8.57%       13.39%       20.87%       21.88%
    Gross liability, end of year               513,158      472,761      420,387      354,582      351,895
    Reinsurance recoverable                     80,290       84,873       95,290       86,491       85,210
    Net liability, end of year                 432,868      387,888      325,097      268,091      266,685

    Gross re-estimated liability - latest      479,342      438,193      354,140      274,894      269,964
    Re-estimated recoverable - latest           80,066       83,560       72,575       62,748       61,623
    Net re-estimated liability - latest        399,276      354,633      281,565      212,146      208,341

    Gross cumulative                            33,816       34,568       66,247       79,688       81,931
    redundancy/(deficiency)

In evaluating the information in the table above, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1999 to be $150 million was first reserved in 1994 at $100 million, the $50 million deficiency (actual claim minus original estimate) would be included in the gross cumulative redundancy (deficiency) in each of the years 1994-2001 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Net unpaid claims and claims expenses at December 31, 2002, 2001 and 2000 include reserves from all the business units of Trenwick. In particular reserves have indicated deficiencies of $303.4 million, $356.6 million and $288.0 million for year-end 2001, 2000 and 1999 reserves respectively. These deficiencies were across all business units and approximately 87% of the year-end 2001 deficiency related to claims occurring between 1998 and 2001 and the deficiency was spread across multiple lines of business. A similar pattern exists for the year end 2000 and 1999 reserves. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick when it originally wrote the business and subsequently re-estimated reserves for this business.

Trenwick's business consists primarily of relatively short-tail specialty insurance business and reinsurance business. In a significant portion of its specialty insurance business, the occurrence of losses may not be indicative of future trends, as losses in this business are susceptible to significant changes in both frequency and severity. Trenwick's reinsurance business consists of partial participation with others, in various reinsurance agreements with individual insurance companies. As such, claim count information is not always available to reinsurers. Trenwick generally responds to the dollar amount of losses reported by ceding companiesduring any calendar year.

In 2002, re-estimation of loss results was based upon additional information obtained in 2002. As a result, reserve deficiencies increased due to significant changes in reserving assumptions made during 2002, which included:

      o An increase in certain loss ratio assumptions used in reserve calculations, generally because of higher than expected reported loss activity to date on recent accident years;

      o Changes in loss development patterns based on the most recent historical experience;

      o A claim count / average severity analysis for the liability book of business at Trenwick International resulting from changes in the legal environment in the United Kingdom which have significantly affected the number and severity of claims for this business;

      o An increase of September 11, 2001 loss estimates of $27.4 million, the majority of which are at LaSalle Re, based on a detailed review of the contracts exposed to September 11, 2001 losses, the analysis of ceding companies of their estimated exposure to September 11, 2001 losses, and a review of this analysis by LaSalle Re's underwriters. For purposes of these loss estimates, Trenwick has assumed that the property loss on September 11, 2001 was one occurrence, however, Trenwick's loss estimates would not be materially different if the September 11, 2001 property loss were determined to be two occurrences; and

      o An increase of United States asbestos and environmental loss reserves of $20 million in the fourth quarter because of continued expansion of claims and litigation in this area.

Trenwick's actuaries derive a central estimate of loss reserves by business unit utilizing the reserving methodology judged to be the most appropriate for the unit and line of business. A range of plus or minus 5% is judgmentally defined about the central estimate reserve estimate as representing a "reasonable" range for lower or higher outcomes. Trenwick, after reviewing the results of the actuarial reserve reviews, then determines its best-estimate within the range. For year-end 2002, the range of net reserve (indications in $ millions) was as follows:

                  Low Range Indication                           $1,935
                  Central Indication                             $2,045
                  High Range Indication                          $2,156
                  Actual Net Reserve                             $2,039
                  Difference Central less Actual                     $6

The $6 million difference between Indicated and Actual net reserves at year end 2002 arises from judgments made by management to reduce estimates of September 11, 2001 losses by $2 million at LaSalle Re because of the low level of reported September 11, 2001 loss activity during 2002 and a different assessment by $4 million on the results for accident year 2002 United States reinsurance business.

As previously described, Trenwick engaged an independent actuary to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries. The results of this study, together with work performed by Trenwick's internal actuaries, was used to establish management's best estimate of ultimate expected claims liabilities at December 31, 2002. Trenwick's internal actuarial assessments of reserves materially differed from those of the external actuaries in two areas, Trenwick's United States asbestos and environmental reserves and Trenwick International's United Kingdom reserves. For Trenwick's remaining reserves, the difference between the independent actuaries' and internal actuaries' indications were not significant.

United States Asbestos & Environmental ("A&E") Reserves:

The study completed by the independent actuary on A&E reserves indicated that there was significant uncertainty in the estimates beyond those normally encountered in actuarial circumstances. The range of estimates established for these reserves were also significantly wider than the 5% used by Trenwick's internal actuaries in establishing a reasonable range of lower and higher outcomes. In making its reserve estimate, management considered that the addition of $20 million to Inscorp's A&E reserves resulted in a three-year survival ratio of 12.9, which is higher than the property and casualty insurance industry ratio at year-end 2001 as reported by A.M. Best and which Trenwick believes is consistent with levels of companies booking A&E adjustments in 2002. Annual A&E payments at Inscorp have declined over the last three years, being $9.7 million, $6.4 million and $5.0 million for 2000, 2001 and 2002, respectively.

The NYID required that an independent actuary provide a reserve statement of opinion for Inscorp with respect to its reserves for the year ended December 31. 2002. Inscorp's independent actuary has issued a reserve opinion concluding that Inscorp's loss reserves, excluding A&E related liabilities, make a reasonable provision for all unpaid loss and loss expenses obligations of Inscorp. With respect to the A&E reserves of Inscorp, the independent actuary stated that he had not determined that the company's reserves were unreasonable, but that due to certain risk factors, a reserve for the company's A&E claims cannot be reasonably estimated at this time. The particular risk factors cited by the independent actuary included:

      o Significant recent changes in the asbestos environment, including a significant increase in the number of asbestos-related claims being made against defendants;

      o     Defendant bankruptcies;

      o     Dramatic settlement amounts;

      o The increased number of plaintiff attorneys specializing in asbestos claims; and

      o     The spread of litigation to peripheral defendants.

The independent actuary noted that, given the low surplus level of Inscorp and the magnitude of its liabilities arising from A&E claims relative to its surplus level, he had limited the scope of his opinion to exclude A&E liabilities.

Trenwick's unpaid claims and claims expense liability at December 31, 2002 and 2001 includes an estimate of Trenwick's ultimate liability for A&E claims of $112.0 million and $91.1 million, respectively, comprising gross liabilities for unpaid claims and claims expenses of $145.0 million and $118.7 million, respectively, net of reinsurance recoverable on unpaid claims and claims expenses of $33.0 million and $27.6 million.

Trenwick International - United Kingdom Liability:

Management also did not accept the results of the study completed by the independent actuaries relating to U.K. liability business underwritten by Trenwick International. The difference in liability reserve estimates resulted from a different assessment in the expected average size of claim given the recent changes in the legal environment that have occurred in the United Kingdom. Trenwick International's management has sought and used the advice of outside experts in the United Kingdom legal environment and others in arriving at its conclusion to utilize the results of its own internal analysis.

Management believes that claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Trenwick's ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such liabilities are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices utilized by various ceding companies. Other items that have been considered in determining year-end reserves but which may develop differently than currently estimated include:

      o September 11, 2001 related claims, particularly with respect to catastrophe coverage underwritten in LaSalle Re;

      o     United Kingdom liability claims;

      o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

      o     Directors and Officers liability insurance in the United States;

      o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

      o Claims liabilities also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage; and

      o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $1.8 billion at year-end 2002, Trenwick has a significant exposure to collectibility issues.

The uncertainties in and the risk factors associated with the claims reserves at year-end 2002 are similar to the uncertainties at prior year-ends. However, given the deterioration in Trenwick's financial condition and significant reduction in the net worth of its operating insurance company subsidiaries in the past two years, Trenwick is now less financially equipped to handle these uncertainties should there be adverse development in the loss reserves. Consequently, there can be no assurance as to the adequacy of reserves, and the risk of future developments, both favorable and unfavorable, exists.

Reinsurance and Retrocessional Agreements

Trenwick enters into reinsurance and retrocessional agreements to reduce its net liability on individual risks, protect against catastrophic losses and maintain acceptable loss ratios.

Trenwick America Re has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include three treaties for its treaty property business, which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick America Re's maximum retention generally does not exceed $7.75 million per occurrence on property catastrophe business. From 1989 to 1999, Trenwick America Re purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Re with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios on an accident year basis. Trenwick America Re did not purchase an aggregate excess of loss ratio treaty after 1999.

Trenwick Managing Agents, as part of its business strategy, has historically purchased a significant amount of reinsurance for the Lloyd's syndicates it manages. Reinsurance is generally purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

In 2002, LaSalle Re purchased two excess of loss programs that provided coverage of $20 million in excess of the first $30 million of losses per occurrence and $5 million in excess of the first $50 million of losses per occurrence both of which, as of April 1, 2002, were retroceded as part of the sale of LaSalle Re's in-force reinsurance business. A third excess of loss program, which provided coverage of $25 million in excess of the first $100 million of losses per occurrence for a four year period with a yearly aggregate limit of $50 million and a contract aggregate limit of $150 million, was commuted by LaSalle Re in December 2002.

In 2001, LaSalle Re purchased three excess of loss programs which provide coverage of $20 million in excess of the first $30 million of losses per occurrence, $5 million in excess of the first $50 million of losses per occurrence and $25 million in excess of the first $75 million of losses per occurrence.

LaSalle Re had purchased an excess of loss program which provides coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. This contract was cancelled effective December 31, 2000.

LaSalle Re has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses.

Trenwick International, as is customary with companies operating in the London market, purchased large amounts of reinsurance. Reinsurance and retrocessional coverage was customized for each class of business. During 1998, following an increase in its share capital, Trenwick International increased its retention of business by reducing the amount of reinsurance it buys, principally proportional reinsurance treaties with its former parent.

Reinsurance was purchased that was specifically tailored to each of the specialty programs underwritten by the insurance subsidiaries of Canterbury Financial Group Inc.

In connection with the acquisition of Chartwell Re Corporation ("Chartwell") by Trenwick in 1999, Chartwell's insurance company subsidiaries purchased an aggregate excess of loss reinsurance agreement providing up to $100 million in coverage against unanticipated increases in Chartwell's reserves for business written on or before October 27, 1999, the date of completion of the acquisition of Chartwell. Within the $100 million maximum, the protection was limited to $100 million for increased reserves attributable to Chartwell's Lloyd's operations, $25 million for increased reserves attributable to catastrophe and year 2000 losses and $50 million for increased reserves attributable to asbestos and environmental coverage losses. The aggregate excess of loss reinsurance agreement is not cancelable by the reinsurers, London Life and Scandinavian Re, and their obligations have been secured by a trust account. The premium paid for this aggregate excess of loss reinsurance agreement was $56 million, and the $100 million coverage limit was exhausted during the 2000 year.

Trenwick remains liable with respect to insurance and reinsurance ceded in the event that the reinsurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by the operating company's security committee. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business is not conducted with reinsurers or retrocessionaires who are not currently approved by the security committee.

Of Trenwick's $1.8 billion in reinsurance recoverable balances as of December 31, 2002, $1.0 billion relates to Trenwick Managing Agents' insurance underwriting operations at Lloyd's, which rely heavily on reinsurance in its insurance underwriting, particularly for the aviation business it underwrites. Approximately $221.2 million of this balance comes directly from the aviation losses from the September 11, 2001 terrorist attacks. Of LaSalle Re's $40.1 million in reinsurance recoverable balances, $25.0 million relates to the September 11, 2001 terrorist attacks. Trenwick's United States specialty program insurance segment has $225.5 million in reinsurance recoverable balances. Finally, $173.2 million of the total relates to finite reinsurance coverage and $333.1 million relates to operational reinsurance for Trenwick America Re ($242.5 million) and Trenwick International ($90.6 million).

Tables that set forth the distribution of Trenwick's reinsurance recoverable balances, net, by source, type and credit quality rating follow:

                                                        Total        Finite      Operational
                                                     -----------   -----------   -----------
U.S. treaty reinsurance                              $   432,770   $   173,197   $   259,573
Worldwide property catastrophe reinsurance                40,102            --        40,102
   Total Reinsurance                                     472,872       173,197       299,675
Lloyd's syndicates                                     1,093,101            --     1,093,101
International specialty insurance and reinsurance         91,893            --        91,893
   Total international operations                      1,184,994            --     1,184,994
U.S. specialty program insurance                         225,514            --       225,514
                                                     -----------   -----------   -----------
Total before allowance for uncollectible balances      1,883,380       173,197     1,710,183
Allowance for uncollectible balances                      80,369            --        80,369
                                                     -----------   -----------   -----------
Total                                                $ 1,803,011   $   173,197   $ 1,629,814
                                                     ===========   ===========   ===========


                                                     Operational   Paid Losses   Unpaid Losses
                                                     -----------   -----------   -------------
U.S. treaty reinsurance                              $   259,573   $    68,073   $   191,500
Worldwide property catastrophe reinsurance                40,102            --        40,102
   Total Reinsurance                                     299,675        68,073       231,602
Lloyd's syndicates                                     1,093,101       143,926       949,175
International specialty insurance and reinsurance         91,893        41,091        50,802
   Total international operations                      1,184,994       185,017       999,977
U.S. specialty program insurance                         225,514        39,715       185,799
                                                     -----------   -----------   -----------
Total before allowance for uncollectible balances      1,710,183       292,805     1,417,378
Allowance for uncollectible balances                      80,369        37,194        43,175
                                                     -----------   -----------   -----------
Total                                                $ 1,629,814   $   255,611   $ 1,374,203
                                                     ===========   ===========   ===========

                                                                                   % of 61
                                                       Number         Total        Largest
                                                     -----------   -----------   -----------
Collateralized or AAA                                          9   $    64,493           4.1%
AA+ to AA-                                                    14       470,164          30.0%
A++ to A-                                                     18       618,349          39.4%
                                                     -----------   -----------   -----------
Total collateralized or A- or better                          41     1,153,006          73.5%
BBB+ to BBB-                                                   4       166,038          10.5%
Not rated                                                     14       234,620          15.0%
In rehabilitation                                              2        14,983           1.0%
                                                     -----------   -----------   -----------
Total - 61 largest                                            61     1,568,647           100%
                                                     ===========   ===========   ===========
All others                                                             141,536
                                                                   -----------
Totals before allowance for uncollectible balances                   1,710,183
Allowance for uncollectible balances                                    80,369
                                                                   -----------
Total                                                              $ 1,629,814
                                                                   ===========

The finite reinsurance balances of $173.2 million as of December 31, 2002 are due from five reinsurers and are collateralized, both with funds held and letters of credit. The operational reinsurance balances of $1.6 billion are for paid losses ($255.6 million, or 16%) and unpaid losses, including both incurred reported losses and incurred but not reported losses ($1,374.2 million, or 84%). Allowances for uncollectible balances of $80.4 million have been recorded, including $37.2 million on paid losses (13% of the paid losses) and $43.2 million on unpaid losses (3% of the unpaid losses). In the ordinary course of business, losses are paid to insureds prior to any recovery on reinsurance.

The operational reinsurance balances are recoverable from a broadly diversified group of companies with 61 reinsurers comprising 96% of the total of $1.6 billion as of December 31, 2002. Of these 61 reinsurers, 74% are rated A- or better by Standard & Poor's, or A.M. Best if no Standard & Poor's rating is available. The decrease from prior years in the percentage of Trenwick's reinsurers which are rated "A-" or higher reflects a significant number of downgrades by the rating agencies of insurance and reinsurance companies in recent years.

Investments

The Investment Committee of Trenwick's Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick's internal staff manage these investments and utilize the services of investment advisers, using an investment strategy which focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, Trenwick emphasizes investment grade debt investments. At year end 2002, 82% of Trenwick's investments in debt securities were rated Aa or better, and Trenwick has taken steps in the fourth quarter of 2002 to improve the quality of its investments and to enhance the liquidity of its portfolio, which to some extent may result in a decline in yield.

Trenwick's investment strategy permits an allocation for equity securities. At year end 2002, less than 1% of Trenwick's total investments and cash were invested in common and preferred equities. The primary risk associated with these securities is the exposure to daily market fluctuations.

The investments of each of Trenwick's insurance company subsidiaries must comply with the respective insurance laws of the jurisdiction of domicile of that insurance company, and of the other jurisdictions in which it is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. These laws generally penalize high concentrations of riskier types of assets and high exposures to certain types of issuers.

Trenwick invests in three types of structured securities: collateralized mortgage obligations ("CMOs"), mortgage-backed securities not backed by United States government agencies ("Non-agency MBS") and asset-backed securities ("ABS"), each accounting for 0.9%, 12.0% and 3.7%, respectively, of Trenwick's debt security investments at year end 2002.

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

The asset-backed securities owned by Trenwick have primarily credit card and home equity receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than Non-agency MBS and CMO issues because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral.

Trenwick also invests in agency pass-through securities that account for 4.1% of Trenwick's portfolio at December 31, 2002. As with CMOs, these securities are subject to prepayment risk.

Trenwick holds debt securities and cash in a number of currencies. At year end 2002, approximately 71% and 24%, respectively, of Trenwick's debt securities and cash were held in United States dollars and United Kingdom sterling, and the remainder in eleven other currencies.

The tables below set forth the distribution of Trenwick's debt securities at year end 2002 by type, average maturity and quality rating.

                            Debt Security Investments
            (Amounts expressed in thousands of United States dollars)

                                              Average
                                              Maturity       Fair
                                              in Years      Value         Cost
                                             ----------   ----------   ----------
Type
U.S. and U.K. federal government
   securities, including agencies                   1.6   $  732,485   $  721,553
Other foreign government securities                 0.7       95,316       94,387
U.S. municipal government securities                4.2        4,544        3,974
Mortgage and other asset-backed securities          6.2      277,728      269,604
Corporate and other debt securities                 5.9      382,761      390,695
                                                          ----------   ----------
Total debt securities                               3.4   $1,492,834   $1,480,213
                                                          ==========   ==========

                                                Investment Grade              Non-investment Grade
                                                --------------------------    --------------------------
Quality                                         Fair Value        Cost        Fair Value        Cost
                                                -----------    -----------    -----------    -----------
U.S. and U.K. federal government
    securities, including agencies              $   732,485    $   721,553    $        --    $        --
Other foreign government securities                  95,316         94,387             --             --
U.S. municipal government securities                  4,544          3,974             --             --
Mortgage and other asset-backed securities          277,728        269,604             --             --
Corporate and other debt securities                 293,181        281,444         89,580        109,251
                                                -----------    -----------    -----------    -----------
Total investment grade and
   non-investment grade debt securities         $ 1,403,254    $ 1,370,962    $    89,580    $   109,251
                                                ===========    ===========    ===========    ===========
Percentage of total debt securities                    94.0%          92.6%           6.0%           7.4%
                                                ===========    ===========    ===========    ===========

                                                -----------    -----------    -----------    -----------
Investment Grade Quality (fair value)           Aaa            Aa             A              Baa
                                                -----------    -----------    -----------    -----------
U.S. and U.K. federal government
  securities, including agencies                $   732,485    $        --    $        --    $        --
Other foreign government securities                  91,763             --          3,553             --
U.S. municipal government securities                  4,544             --             --             --
Mortgage and other asset-backed securities          236,858         33,441          3,415          4,014
Corporate and other debt securities                  52,299         77,559         89,597         73,726
                                                -----------    -----------    -----------    -----------
  Total investment grade debt securities        $ 1,117,949    $   111,000    $    96,565    $    77,740
                                                ===========    ===========    ===========    ===========
Percentage of total debt securities                    74.9%           7.4%           6.5%           5.2%
                                                ===========    ===========    ===========    ===========

                                                -----------    -----------    -----------    -----------
Non-investment Grade Quality (fair value)       Ba             B              Caa/Ca         Unrated
                                                -----------    -----------    -----------    -----------
Mortgage and other asset-backed securities      $        --    $        --    $        --    $        --
Corporate and other debt securities                  47,796         41,390            358             36
                                                -----------    -----------    -----------    -----------
Total non-investment grade debt securities      $    47,796    $    41,390    $      358     $        36
                                                ===========    ===========    ===========    ===========
Percentage of total debt securities                     3.2%           2.8%           0.0%           0.0%
                                                ===========    ===========    ===========    ===========

Quality ratings are as assigned by Moody's Investor Services, Inc. for all except certain mortgage-backed securities not backed by United States government agencies and certain asset-backed securities. Quarterly ratings for these other securities are as assigned by Fitch Investors Services and Standard and Poor's. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of majority evaluations certificates of deposit of $20,000 with a Moody's rating of "P-1" have been included with "Aaa" securities. Unrated securities are in default and have been written-down from their original cost basis.

Regulation

Trenwick and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, Bermuda and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

Because Trenwick, Trenwick America and Trenwick Holdings are holding companies, their principal sources of funds consist of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective regulated operating insurance company subsidiaries, each of which is subject to oversight and regulatory supervision by insurance regulators in its jurisdiction of domicile. As a result of recent losses incurred by these operating insurance company subsidiaries, their cash distribution capacities have been significantly reduced. Each insurance regulatory body, including those of Bermuda, New York, Connecticut, North Dakota, the United Kingdom and Lloyd's, may act independently with respect to the company or companies domiciled in its jurisdiction. To the extent that any such regulator takes action with respect to an insurance company domiciled in its jurisdiction, such as the commencement of voluntary or involuntary proceedings for the formal supervision, conservation, rehabilitation or liquidation of such company, such action could adversely impact the ability of Trenwick to continue to function, or could precipitate other actions by other insurance regulators with respect to the particular Trenwick company or companies under their primary jurisdiction. Additionally, although the financial statements contained in this Report are set forth on a consolidated basis, the actual assets and liabilities shown in the financial statements are held by the insurance company subsidiaries and generally will not be available to satisfy the obligations of other companies within the Trenwick group of companies. Insurance regulators may also review certain payments made to Trenwick by its insurance company subsidiaries, such as payments for administrative services, and could attempt to seek return of such payments to the insurance company subsidiaries.

United States Regulation

Trenwick's United States operations are subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

Under the insurance laws of their respective states of domicile, Trenwick's United States subsidiaries are required to maintain minimum levels of capital and surplus as regards policyholders. The failure of an insurer to maintain the required surplus level can result in commencement by the insurer's domestic state's insurance department of voluntary or involuntary proceedings for the supervision, conservation, rehabilitation or liquidation of the insurer, for the benefit of policyholders and creditors of the insurer, and the general public.

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which Trenwick America Re agreed that it would not take any of the following actions without the prior written approval of the Connecticut Insurance Commissioner or her designee:

      o Dispose of, convey or encumber any of its assets or business in force;

      o Withdraw any of its bank accounts except in the ordinary course of business;

      o     Settle any intercompany balances;

      o     Lend any of its funds;

      o     Transfer any of its property;

      o     Make any new investments other than cash equivalents;

      o Incur any debt, obligation or liability, except liabilities in the ordinary course of business;

      o     Make any material change in management;

      o     Make any material change in its operations;

      o     Move any books and records from its office in Stamford, Connecticut;

      o     Pay any dividends, ordinary or extraordinary;

      o Enter into any unaffiliated insurance or reinsurance contracts that would constitute new or renewal business, or any unaffiliated commutation agreements or settlement agreements in excess of $1 million not in the ordinary course of business; or

      o     Enter into affiliated transactions of any nature.

Senior management of Trenwick America Re has also agreed to meet with the Connecticut Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Connecticut Insurance Commissioner or her designee, to provide updates on the status of Trenwick and any changes in the status of Trenwick America Re. Trenwick America Re is also required to provide to the Connecticut Insurance Department a monthly financial statement consisting of a balance sheet and income statement on the 15th day of each month as of the prior month end. The above described terms will remain in effect until such time as the Connecticut Insurance Commissioner deems that they are no longer necessary or issues an order that supercedes the letter of understanding.

On January 24, 2003, Trenwick met with the Connecticut Department of Insurance to present preliminary 2002 financial statements of the regulated entities and provided the Connecticut Department of Insurance with an overview of Trenwick's proposed restructuring plan. Trenwick also discussed with the Connecticut Department of Insurance the reserve charges taken for the fourth quarter of 2002 and provided a detailed review of the independent actuarial analysis and Trenwick's adjustments thereto. For a description of the independent actuarial analysis, see "--Unpaid Claims and Claims Expenses-- Actuarial Methods," above.

On January 29, 2003, Trenwick met with the New York Insurance Department (the "NYID") and had similar discussions to those with the Connecticut Department of Insurance on January 24, 2003 described above. Trenwick received a letter from the NYID dated March 11, 2003 in which the NYID noted that the surplus to policyholders of Trenwick's New York domiciled insurance subsidiary, Inscorp, as of December 31, 2002 was $18.3 million and therefore was impaired in the amount of $16.7 million, based on the statutory requirement that it maintain a minimum surplus to policyholders of at least $35 million. In the letter, the NYID notified Inscorp that the surplus impairment must be corrected within 30 days, and directed it to advise the NYID within 30 days as to the steps management will take to remove the impairment and comply with the minimum surplus requirement. If the NYID is not satisfied that Inscorp has eliminated the impairment by April 10, 2003, the Superintendent of the NYID may proceed against Inscorp pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, rehabilitation, conservation, liquidation and dissolution of insurers, including domestic insurers.

Trenwick has been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by Inscorp in 2002 were in contravention of New York regulatory requirements. As a result, Inscorp and Trenwick may be the subject of regulatory action brought by the NYID.

To date, the State of Florida has suspended the underwriting authority of Inscorp and Trenwick America Re to write any further business. In addition, the State of Colorado has recently suspended Inscorp's underwriting authority. It is anticipated that other states will suspend the underwriting authority of the various insurance companies.

Trenwick's United States insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick's United States insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. Trenwick does not expect the amount of any such guaranty fund assessments to be paid by Trenwick, if any, in 2003 to be material.

National Association of Insurance Commissioners ("NAIC")

The National Association of Insurance Commissioners, or NAIC, is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed for the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick is unable to predict what effect, if any, these developments may have on its operations and financial condition.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles, which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Re), and North Dakota (domicile of Dakota Specialty Insurance Company) adopted codification. New York (domicile of Inscorp and ReCor Insurance Company Inc.) adopted codification as well as certain prescribed accounting practices that differ from codification.

Risk Based Capital

The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. RBC is generally calculated and reported to the regulatory authorities with an insurance company's annual regulatory filings on or before March 1 of each year. The RBC calculation yields a ratio of the total adjusted statutory capital of an insurance company to the minimum level of statutory required capital as calculated under the provisions of the RBC model. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks including the insurance company's current underwriting activities. The Model Act of the NAIC provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory action may be required. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event.

Trenwick's significant reserve increases in the fourth quarter of 2002 have had an adverse impact on the RBC ratings of its principal domestic insurance company subsidiaries.

Trenwick America Re's RBC was at the "Regulatory Action Level Event" for the year ended December 31, 2002. At this level, the regulated entity is required to submit a Comprehensive Plan of Action to the regulatory body. Such a plan was submitted to the Connecticut Department of Insurance on January 23, 2003. In addition, the Connecticut Department of Insurance, at its discretion, is also able to take any action deemed necessary under the circumstances.

Inscorp's reported RBC was at the "Mandatory Control Level Event" for the year ended December 31, 2002. As described above in "--Regulation-United States Regulation", Inscorp has been informed by the New York Insurance Department that it will be required to submit a plan to cure the existing statutory capital impairment. Inscorp has ceased underwriting new business and is in ongoing communication with the New York Insurance Department concerning its operations and continued permitted activities.

Holding Company Regulation

Trenwick is subject to regulation under the insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its United States insurance companies.

The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, affiliate transactions and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control or deemed control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. Significant transactions between a domestic insurer and an affiliated company may require prior approval under the holding company statutes, including service and tax allocation agreements, loans and extensions of credit, reinsurance agreements, and dividends that exceed certain percentages. The acquisition of securities representing or convertible into more than 10% of the voting power of the securities of Trenwick by an investor would be subject to prior approval by the Connecticut, New York and North Dakota insurance commissioners. Such investor would also be required to file certain notices and reports with the insurance commissioners prior to such acquisition.

Bermuda Regulation

LaSalle Re and LaSalle Re Corporate Capital Ltd. are regulated by the Insurance Act 1978 of Bermuda, as amended, and related regulations (the "Insurance Act"), which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Supervisor of Insurance (the "Supervisor"), acting on the recommendation of the Bermuda Monetary Authority (the "BMA"). Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to recommend registration, has broad discretion to act as it thinks fit in the public interest. The Supervisor and the BMA are required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose from time to time. The day to day supervision of insurers is the responsibility of the BMA.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Supervisor powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Although LaSalle Re Corporate Capital Ltd. is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. LaSalle Re is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

LaSalle Re is in runoff and the BMA has placed restrictions on its continued operations including that it may not enter into any new contracts of insurance or reinsurance without the BMA's prior written approval, effective as of January 1, 2003, and that it must at all times meet and maintain relevant solvency margins, liquidity and other ratios applicable under Bermuda law at all times that it carries on insurance business.

Cancellation of Insurer's Registration

An insurer's registration may be canceled by the Supervisor on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Supervisor and the BMA, after consultation with the Insurance Advisory Committee (the "IAC"), the insurer has not been carrying on business in accordance with sound insurance principles.

The IAC, along with related sub-committees, which are appointed by the Minster of Finance, advises the Supervisor and the BMA on matters connected with the discharge of their functions and supervises and reviews the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. In addition, the IAC may advise the Supervisor and the BMA on any matter relating to the development of the insurance industry in Bermuda.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the insurer's business and to report to the BMA and the Supervisor in connection with specific events. For the purpose of the Insurance Act, LaSalle Re's principal office is its executive offices in Hamilton, Bermuda, and LaSalle Re's principal representative is Peter Woolf. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of LaSalle Re, are required to be filed annually with the BMA. LaSalle Re's independent auditor must be approved by the BMA and may be the same person or firm that audits Trenwick's consolidated financial statements and reports for presentation to its shareholders. LaSalle Re's independent auditor is PricewaterhouseCoopers LLP.

Loss Reserve Specialist

As a registered Class 4 insurer, LaSalle Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Robert Giambo has been approved to act as LaSalle Re's loss reserve specialist.

Statutory Financial Statements

LaSalle Re must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. As a general business insurer, LaSalle Re is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by BMA.

Annual Statutory Financial Return

LaSalle Re is required to file with the BMA a statutory financial return no later than four months after its financial year end unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as LaSalle Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

      LaSalle Re:

      1. is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

            a.    $100,000,000;

            b. 50% of net premiums written (being gross premiums written less any premiums ceded by LaSalle Re, but LaSalle Re may not deduct more than 25% of gross premiums when computing net premiums written); and

            c.    15% of net losses and loss expense reserves;

      2. is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

      3. is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless if files with the BMA, (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

      4. is prohibited, without the approval of the Supervisor, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

      5. is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, each of Trenwick and LaSalle Re may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, like LaSalle Re. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of LaSalle Re if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct LaSalle Re to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of LaSalle Re becoming insolvent, or that LaSalle Re is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct LaSalle Re (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to liquidate certain investments; (v) to maintain in, or transfer to the custody of, a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (vii) to limit LaSalle Re's premium income.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Transfer of Securities of Trenwick and LaSalle Re Holdings

The BMA must give specific permission for all issues and transfers of securities of Bermuda companies involving persons who are not resident of Bermuda, unless the company's securities are listed on an Appointed Stock Exchange as defined in the Companies Act 1981.

On March 25, 2003, the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the NYSE as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Preferred Shares of LaSalle Re Holdings will be quoted on the OTC Bulletin Board.

By letter dated March 24, 2003, the BMA issued permission for the free transferability on an interim basis of Trenwick's and LaSalle Re Holdings' shares while they are quoted on the OTC Bulletin Board. This permission is contingent on the condition that the BMA is notified promptly of any instances in which Trenwick or LaSalle Re Holdings become aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or LaSalle Re Holdings' securities would be required to be approved by the BMA before they could be entered into Trenwick's or LaSalle Re Holdings' share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or LaSalle Re Holdings' share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or LaSalle Re Holdings' share register or the number of shares held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

United Kingdom Regulation

On December 1, 2001, the Financial Services and Markets Act (the "FSMA") established the Financial Services Authority (the "FSA") as the primary regulator responsible for regulating the financial services industry with respect to the carrying on of "regulated activities" including insurance and reinsurance in the U.K. It is a criminal offense for any person to engage in a regulated activity in the U.K. unless that person is authorized by the FSA to carry on that regulated activity. Both Trenwick International and Trenwick's Lloyd's operations are directly or indirectly regulated by the FSA.

The FSA has been granted broad authorization and intervention powers as it relates to the operations of all insurers operating in the U.K., including (i) periodic financial reporting requirements, (ii) supervision of management through an "approved persons" regime which requires that certain "controlled functions" within a regulated entity must be performed by individuals approved by the FSA, (iii) various margin of solvency and related requirements for the regulated entity and its parent company, (iv) reporting requirements relating to all material related party transactions including certain intra group transactions, (v) indirect restriction on dividend payments, (vi) formal inspections and monitoring of regulated entities and regular formal interviews of management, (vii) prior notification and approval by the FSA of the acquisition of "control" including the direct or indirect acquisition of 10% or more of the voting shares of the regulated entity or its parent companies and
(viii) enforcement of disciplinary measures including criminal prosecution where it deems appropriate. In addition, the FSA is currently seeking to strengthen its requirements for senior management arrangements and systems and controls of insurance and reinsurance companies under its jurisdiction and intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. For example, the FSA is currently in consultation on a number of proposals, including the regulation of the sale of general insurance, insurance mediation and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risk of its reinsurers.

Lloyd's Operations

Under the FSMA, Lloyd's itself is subject to the full range of supervisory and disciplinary sanctions of the FSA. The Council of Lloyd's is permitted, subject to the ultimate authority of the FSA, to continue its day to day supervisory functions at Lloyd's, although the FSA may intervene directly or through Lloyd's and either body may initiate investigative and disciplinary proceedings. In addition, Lloyd's is required to notify the FSA of any matter that is likely to be of material concern to the FSA concerning Lloyd's operations as well as those of its constituent parties.

Both Trenwick Managing Agents and Trenwick's dedicated Lloyd's underwriting entities, as a Lloyd's managing agent and Lloyd's corporate members, respectively, are subject to regulation and/or supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the FSMA and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained.

Trenwick Managing Agents has been granted a Scope of Permission Notice by the FSA to carry out a regulated activity - `Managing the capacity of a Lloyd's syndicate as a managing agent of Lloyd's'. As a regulated firm, Trenwick Managing Agents is required to comply with the Rules made by the FSA, the Lloyd's Acts passed by UK Parliament and Lloyd's Byelaws. These regulations confer powers on the regulators to revoke the Scope of Permission Notice, which could result in Trenwick Managing Agents being required to cease underwriting at Lloyd's.

The FSA has begun to more closely monitor the activities of Lloyd's managing agents. In February 2003, the FSA began to carry out risk assessments of managing agents, looking at the potential exposure to the Lloyd's Central Fund. In addition, the FSA has indicated its intention to become more directly involved in monitoring both the performance of specific Lloyd's syndicates and the financial strength of the Lloyd's market as a whole and, in that connection, it is anticipated that there will be changes to Lloyd's regulatory reporting among other things. Moreover, internal reforms proposed at Lloyd's are likely to be adopted including moving to a franchise structure whereby the syndicates will act as franchisees of Lloyd's, establishment of a new Franchise Board to govern Lloyd's adoption of a one year accounting system in lieu of the three year accounting system and elimination of new unlimited liability members. These and other amendments are expected to be proposed in the amendments to the Lloyd's Acts to modernize its governance structure and to remove unnecessary business restrictions.

Trenwick International - Runoff

Trenwick International will remain a regulated insurer in the U.K. subject to the FSA while it conducts the runoff of its existing insurance business. Under FSA regulation, Trenwick International has consulted with the FSA and is required to provide further documentation to the FSA on or before March 31, 2003, including a final draft runoff plan comprised of a proposed scheme of operations and an explanation of how and to what extent all liabilities to policyholders will be met in full as they fall due. The FSA has broad authority to regulate the future operations of Trenwick International pursuant to its existing supervisory and enforcement authority. The FSA is requiring monthly and in some instances weekly reporting as it closely monitors the runoff activities, remaining assets and solvency margin of Trenwick International in order to ensure an orderly, solvent runoff. Although it has not indicated any specific intention to do so, the FSA may impose additional conditions on the operations of Trenwick International in runoff if it deems this to be appropriate for the protection of policyholders. The FSA has indicated its concern that Trenwick International may have violated its regulations with respect to the minimum margin of solvency, and Trenwick is engaged in ongoing discussions with the FSA concerning the applicable margin. The FSA also has broad authority to review related party transactions and has approved the release of Trenwick America Re from all obligations under a stop-loss reinsurance agreement with Trenwick International in consideration of a commutation payment of (pound)28.4 million ($45.7 million) made in December 2002.

Although Trenwick believes that there are sufficient reserves within Trenwick International to provide for a solvent and orderly runoff over time, there are many uncertainties in such analysis and there can be no assurance that a solvent runoff can be achieved, that there will be any excess capital available to Trenwick with respect to Trenwick International or that the FSA will consent to the scheme of operations in lieu of insolvency, in which event the FSA may pursue other remedies against Trenwick International. The FSA also has requested Trenwick to provide additional financial support to Trenwick International. Finally, Trenwick on its own volition or at the request of the FSA, could seek to pursue other alternatives with respect to Trenwick International including the sale of all or a portion of Trenwick International, which transaction would require the prior approval of the FSA.

Dividends

Trenwick paid a dividend of $0.04 per common share in each of the first three quarters of 2002, in each of the four quarters of 2001 and in the fourth quarter of 2000. Trenwick Group Inc. paid a quarterly dividend of $0.26 per common share in the first three quarters of 2000. LaSalle Re paid a quarterly dividend of $0.55 per share on its Series A preferred shares in each of the first three quarters of 2002 and in each of the four quarters of 2001 and 2000.

In concert with other actions being taken in the fourth quarter of 2002, on November 7, 2002, Trenwick's Board of Directors announced that it had elected to suspend, with immediate effect and for an indefinite period, dividends payable on Trenwick's common and preferred shares. In December 2002, Trenwick's credit facility was amended to prohibit the payment of dividends. On November 9, 2002, Trenwick also ceased payment of dividends on the capital securities of Trenwick America. See Note 9 to the Notes to the Consolidated Financial Statements.

Because Trenwick's operations are conducted through its operating subsidiaries, it is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax and expense reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations.

Under the applicable provisions of the insurance holding company laws of Connecticut, the state of domicile of Trenwick America Re, such companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends which may be paid is limited to the insurer's earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator. Under the "letter of understanding" entered into between Trenwick America Re and the Connecticut Department of Insurance on December 3, 2002, Trenwick America Re is not permitted to pay any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Insurance Commissioner or her designee. See "--Regulation--United States Regulation."

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

The maximum dividend permitted by law may not be indicative of an insurer's actual ability to pay dividends, which may be constrained by business and other regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described above, insurance regulatory authorities often have the discretion to limit the payment of dividends by insurance companies domiciled in their jurisdictions.

During 2002, 2001 and 2000, Trenwick America Re paid cash dividends of $17.4 million, $53.3 million and $19.3 million, respectively. Inscorp paid $10.0 million of cash dividends in 2001; it did not pay any dividends in 2002 or 2000. Trenwick's other United States insurance subsidiaries did not pay any dividends in 2002, 2001 or 2000.

Under The Companies Act 1981 of Bermuda, LaSalle Re Holdings, LaSalle Re and LaSalle Re Corporate Capital Ltd. are prohibited from declaring or paying a dividend or making a distribution out of contributed surplus and retained earnings if there are reasonable grounds for believing that (i) such company is, or would after the payment be, unable to pay its liabilities as they come due or
(ii) the realizable value of such company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. In addition, The Insurance Act 1978, as amended, of Bermuda would prohibit the payment of a dividend by LaSalle Re or LaSalle Re Corporate Capital Ltd. if the payment of such dividend would result in either company no longer meeting its minimum solvency margin or minimum liquidity ratio. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million, (2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. The minimum liquidity ratio requires LaSalle Re and LaSalle Re Corporate Capital Ltd. to maintain the value of their respective relevant assets at not less than 75% of the amount of their respective relevant liabilities.

Under the applicable laws of the United Kingdom, Trenwick's U.K. subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Interim Prudential Sourcebook, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the FSA's rules, is approximately (pound)24.0 million ($38.8 million) as of December 31, 2002. Trenwick International must also notify the FSA of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Trenwick Managing Agents is not permitted to make any distribution that would cause its assets to fall below any of Trenwick Managing Agents' share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 2002, the highest of the three tests required Trenwick Managing Agents to maintain approximately (pound)0.8 million ($1.3 million) of capital.

Trenwick, Trenwick America and LaSalle Re Holdings are each prohibited from paying common stock dividends as a result of the deferral of dividend payments on the Series B Preferred Shares, the capital securities of Trenwick America, and the Series A Preferred Shares.

Investment Limitations

Connecticut, New York and North Dakota laws and regulations govern the types and amounts of investments which are permissible for Trenwick's United States insurance subsidiaries. These rules are designated to ensure the safety and liquidity of the insurers' investment portfolio. In general, these rules permit insurers to purchase only investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and the insurer must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick to be diversified. The FSA governs the types and amounts of investments which are permissible for insurers in the United Kingdom, including Trenwick International. Likewise, Lloyd's regulations govern the types and amounts of investments that are permissible for Trenwick Managing Agents to make with the assets of the Lloyd's syndicates that it manages. These laws penalize high concentrations of riskier types of assets and high exposures to certain types of issuers. Trenwick believes that it is in compliance in all material respects with all applicable investment laws.

United States Financial Services Reform

In 1999, new United States federal legislation was passed which implemented fundamental changes in the regulation of the financial services industry in the United States. The new law permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as a financial holding company may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. These financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of this new legislation, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. The ability of banks to affiliate with insurers may materially affect Trenwick America Re's product lines by substantially increasing the number, size and financial strength of potential competitors.

United States Taxation

Under current Bermuda law, no income, withholding or capital gains taxes are imposed upon Trenwick and its Bermuda subsidiaries. Trenwick and its Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Trenwick and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016. Trenwick's United States subsidiaries carry on business in, and are subject to taxation in, the United States. Trenwick and its Bermuda subsidiaries believe that they have operated and will continue to operate their business in a manner that will not cause its Bermuda subsidiaries to generate income treated as effectively connected with the conduct of a trade or business within the United States. On this basis, Trenwick does not expect that its Bermuda subsidiaries will be required to pay United States corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Trenwick's Bermuda subsidiaries were subject to United States income tax, there could be a material adverse effect on Trenwick's financial condition, results of operations or cash flows.

Employees

At December 31, 2002, Trenwick employed a total of five, 139 and 241 persons in its Bermuda, United States and other international operations, respectively. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

Item 2.  Properties

Trenwick's corporate headquarters and LaSalle Re's operations are located in approximately 3,900 square feet of leased office space in Hamilton, Bermuda. Trenwick's United States operations are located in approximately 46,000 total square feet of leased office space at Stamford, Connecticut. Trenwick International and Trenwick Managing Agents lease approximately 29,000 square feet of space in London, England and Trenwick International also leases 875 square feet of office space in Paris, France. Management believes Trenwick's current office space is adequate for its needs.

Item 3.  Legal Proceedings

On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arose out of what Trenwick believed was European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002.

On September 6, 2002, Trenwick and European Re settled the outstanding arbitration with European Re purchasing 550,000 of Trenwick's Series B Cumulative Convertible Perpetual Preferred Shares with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. For a description of the preferred shares issued by Trenwick in connection with the settlement of the arbitration between Trenwick and European Re, see Note 9 of the Notes to the Consolidated Financial Statements and Item 7--"Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Catastrophe Equity Put."

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick during the fourth calendar quarter of 2002.

                                     PART II

Item 5. Market for Corporation's Common Stock and Related Stockholder Matters

On March 25, 2003, the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings were suspended from trading by the New York Stock Exchange ("NYSE") as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Preferred Shares of LaSalle Re Holdings will be quoted on the Over The Counter Bulletin Board ("OTC").

By letter dated March 24, 2003, the Bermuda Monetary Authority issued permission for the free transferability on an interim basis of the shares of Trenwick and LaSalle Re Holdings while they are traded on the OTC Bulletin Board on the condition that the BMA is notified promptly of all instances in which Trenwick or LaSalle Re Holdings becomes aware that a new shareholder has obtained 5% or more of its shares. In these instances, the BMA also indicated that it expects to be provided with background information on the new 5% holder.

As of September 28, 2000, Trenwick common shares commenced trading on the New York Stock Exchange under the ticker symbol TWK. Prior to such date, LaSalle Re Holdings traded on the New York Stock Exchange under the ticker symbol LSH. The following table sets forth for the periods presented below, the high and low sales price of the LaSalle Re Holdings common shares as reported by the New York Stock Exchange through September 27, 2000 and of Trenwick as reported by the New York Stock Exchange from September 28, 2000 through December 31, 2002. On March 14, 2003, the last reported sales price of Trenwick common shares on the New York Stock Exchange was $0.25 per share.

                                              High                 Low

2002 Year
Quarter ended March 31, 2002                $10.85               $6.79
Quarter ended June 30, 2002                  $9.48               $6.05
Quarter ended September 30, 2002             $7.75               $3.15
Quarter ended December 31, 2002              $5.25               $0.43

2001 Year
Quarter ended March 31, 2001                $25.60              $18.25
Quarter ended June 30, 2001                 $23.69              $18.34
Quarter ended September 30, 2001            $23.16               $5.50
Quarter ended December 31, 2001             $11.05               $6.50

2000 Year
Quarter ended March 31, 2000                $16.38              $11.31
Quarter ended June 30, 2000                 $15.50              $12.25
Quarter ended September 30, 2000            $19.44              $13.69
Quarter ended December 31, 2000             $27.13              $14.75

There were approximately 382 holders of record and in excess of 6,900 beneficial owners of Trenwick common shares as of March 14, 2003.

Trenwick paid a quarterly dividend of $0.04 per common share in each of the first three quarters of 2002, in each calendar quarter of 2001 and the fourth quarter of 2000. LaSalle Re Holdings did not pay any dividends on its common shares in 2000. LaSalle Re Holdings paid a quarterly dividend of $0.55 per share on its Series A preferred shares in each of the first three quarters of 2002, all four quarters of 2001 and the first three quarters of 2000. Trenwick Group Inc. paid a quarterly dividend of $0.26 per share of common stock in the first three quarters of 2000.

In concert with other actions being taken in the fourth quarter of 2002, on November 7, 2002, Trenwick's Board of Directors announced that it had elected to suspend, with immediate effect and for an indefinite period, dividends payable on Trenwick's common shares. As described above in Item 1, "Business - Regulation - Dividends," the declaration and payment of future dividends is also subject to legal, regulatory and other restrictions. Under the "letter of understanding" entered into between Trenwick America Re and the Connecticut Department of Insurance on December 3, 2002, Trenwick America Re is not permitted to pay any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Insurance Commissioner or her designee. In addition, Trenwick is prohibited from declaring or paying any dividends on its outstanding common and preferred shares or the shares of its subsidiaries.

For a description of the restrictions on Trenwick's ability to pay dividends, reference is made to Item 1, "Business - Regulation - Dividends."

Item 6. Selected Financial Data

                               TRENWICK GROUP LTD.
                                FIVE YEAR SUMMARY
                 Years Ended December 31, 2002, 2001 and 2000 and
                     Years Ended September 30, 1999 and 1998
          (Amounts expressed in thousands, except share and per share data)

                                   2002             2001            2000          1999          1998
                               -----------      -----------      ----------     ---------      --------
Income Statement Data
Net premiums written           $   991,501      $   970,318      $  302,632     $ 110,819      $147,501
Net investment income              105,038          129,114          58,715        33,847        34,288
Net income (loss) available
   common shareholders            (386,099)        (154,397)          4,528        (9,397)       45,243
GAAP combined ratio                  126.7%           132.6%          111.7%        130.1%         82.2%
        Per Share Data
Net income (loss) per
   common share:
Basic earnings (loss) per
   common share                $    (10.49)     $     (4.19)     $     0.21     $   (0.60)     $   2.99
Diluted earnings (loss)
per common share                    (10.49)           (4.19)           0.21         (0.60)         2.68
Dividends per common share             .12             0.16            0.04          1.13          3.00
Book value per common share           2.11            13.52           17.79         19.69         23.39

Balance Sheet Data
Total Assets                   $ 5,277,982      $ 4,928,555      $4,229,496     $ 736,107      $757,290
Total investments and cash       2,315,918        2,316,114       2,240,580       556,976       606,757
Unpaid claims and
   claims expenses               3,718,124        3,032,748       2,408,926       146,552        97,942
Indebtedness                        76,498          291,263         286,805            --            --
Minority interest                  143,320          143,119         151,770        93,055       105,569
Common shareholders' equity         77,470          498,326         652,187       307,197       355,053
Common shares outstanding           36,802           36,845          36,665        15,600        15,179

Amounts for 2002, 2001 and 2000 reflect the results of Trenwick Group Inc. and its subsidiaries, accounted for as a purchase, from September 27, 2000, the date of the acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three years ended December 31, 2002, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Trenwick Group Ltd. for the years ended December 31, 2002, 2001 and 2000 contained in this annual report on Form 10-K.

Trenwick Group Ltd. discloses operating and non-operating income as well as underwriting income to enable the reader to understand how management evaluates Trenwick Group Ltd.'s results of operations. These disclosures are not defined under accounting principles generally accepted in the United States of America; accordingly the use of these disclosures may not be comparable to other registrants.

Overview

Trenwick Group Ltd. ("Trenwick") is a Bermuda-based specialty insurance and reinsurance holding company with two principal businesses operating through its subsidiaries located in the United States and the United Kingdom. Trenwick's United States treaty reinsurance business provides, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes, through either sales or discontinuance of certain lines of business, to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, United States treaty reinsurance and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. Trenwick assessed in alternatives and voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc. ("Canterbury") and its London-based specialty insurance and reinsurance company, Trenwick International Limited ("Trenwick International"), and, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, sold the in-force property catastrophe reinsurance business of its Bermuda subsidiary LaSalle Re Limited ("LaSalle Re"). Little or no new insurance or reinsurance is presently being offered in these runoff operations.

As a result of a significant deterioration in Trenwick's financial condition, more fully described in "Significant Developments" below, Trenwick hired Greenhill & Co., LLC as its financial advisor to assist in the evaluation and implementation of a possible restructuring of its outstanding indebtedness and preferred equity as well as other strategic alternatives.

Trenwick was formed as a Bermuda company in 1999 to acquire two publicly held companies, Trenwick Group Inc. and LaSalle Re Holdings Limited ("LaSalle Re Holdings"), and the minority interest in LaSalle Re, a subsidiary of LaSalle Re Holdings. That transaction, in which Trenwick issued common shares to acquire LaSalle Re Holdings, Trenwick Group Inc. and the minority interest in LaSalle Re, was completed on September 27, 2000 and was accounted for as a purchase by LaSalle Re Holdings. Accordingly, in the financial statements, the assets and liabilities, and the revenues and expenses of LaSalle Re Holdings were included for all periods presented; the minority interest in common shares and minority interest in net income of LaSalle Re were eliminated as of September 30, 2000 and from October 1, 2000, respectively, and the assets and liabilities, and the revenues and expenses of Trenwick Group Inc. were included as of September 30, 2000 and from October 1, 2000, respectively. Trenwick Group Inc. had earlier acquired another publicly held company, Chartwell Re Corporation, on October 27, 1999.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick's operations, capital structure and the financial resources required to conduct its businesses. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick to enable it to continue to conduct business operations despite the adverse developments. Investors and shareholders are cautioned that Trenwick has had a number of significant adverse events which could make it extremely difficult to continue in its current businesses, if at all, and they should carefully review the "Risk Factors" and "Forward-Looking Statements" sections, as well as other sections, of this Report.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries. Trenwick increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $107 million, or $2.90 per share, which followed reserve increases made by Trenwick earlier in 2002. The aggregate reserve increases for 2002 were $285.1 million, or $7.75 per share. Both the fourth quarter and year to date 2002 reserve increases are net of benefits related to reductions in the liability under the contingent interest notes. The fourth quarter increase in Trenwick's reserves was based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries. The increases in reserves impact Trenwick's United States and Bermuda insurance subsidiaries and Trenwick International. Trenwick's reserves at its Lloyd's operation, while also analyzed, were not significantly affected by this reserve increase. The reserve increases reflect a reassessment of Trenwick's reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years. Included in the fourth quarter 2002 reserve increase was $20 million relating to Trenwick's exposure to asbestos and environmental liabilities. Following this increase to Trenwick's asbestos and environmental reserves, Trenwick's three year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years. See Item 1- "Business--Unpaid Claims and Claims Expenses," below.

Deferred Income Tax Assets

Trenwick's United States and United Kingdom operations incurred financial accounting losses in the years 1999 through 2002 and, in connection with such losses, recorded as an asset up to $119.6 million and $96.8 million, respectively, of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick's United States and United Kingdom operations. Because of Trenwick's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick to establish during 2002 a 100% valuation allowance against its deferred tax asset related to its United States and United Kingdom operations. The establishment of a 100% valuation allowance against Trenwick's deferred tax asset increased Trenwick's provision for income taxes and net loss by $150.2 million, or $4.08 per share for the year ended December 31, 2002. The maintenance of a full valuation allowance against Trenwick's net deferred tax asset through December 31, 2002 further increased Trenwick's provision for income taxes and net loss by $65.1 million, or $1.77 per share. Trenwick's management will continue to monitor its tax position and reassess the need for a full valuation allowance on its deferred tax asset on a periodic basis.

Potential Events of Default under Senior Secured Credit Facility

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constituted an event of default under Trenwick's credit agreement. In addition, increases in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business, prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Since December, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

Potential Event of Default under Senior Notes

Included in Trenwick's indebtedness at December 31, 2002 are senior notes with an aggregate principal amount of $75 million which are due April 1, 2003. Trenwick is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of these senior notes. Trenwick's agreements entered into in connection with the renewal of its letter of credit facility in December 2002 provided that Trenwick would replace, refinance or restructure these senior notes by March 1, 2003. The banks participating in Trenwick's letter of credit facility have provided to Trenwick a waiver of this March 1, 2003 deadline as discussions with the senior note holders continue. At this time, Trenwick does not have sufficient available liquidity to pay the amount due on April 1, 2003 and is uncertain whether it will be able to complete the restructuring by that date. If Trenwick is unable to restructure these senior notes by April 1, 2003 and either the banks under the credit facility or the senior noteholders determine to exercise the rights available to them or take other action with respect to the assets of Trenwick, Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time, the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

Going Concern Qualification

The accompanying financial statements have been prepared assuming Trenwick will continue as a going concern. As discussed in Note 9 to the financial statements, Trenwick is currently required to repay certain senior notes by April 1, 2003 and collateralize with cash or cash equivalents 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit or repay the senior notes. As discussed in Note 14 to the financial statements, certain insurance subsidiaries of Trenwick do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Ratings Actions

Moody's Investors Service announced on January 31, 2003 that it had lowered the senior debt rating of Trenwick from "Caa3" to "Ca", and had lowered the ratings of the trust preferred securities of Trenwick America and the preferred stock of LaSalle Holdings from "Ca" to "C", following Trenwick's announcement that it would post a fourth quarter 2002 reserve charge of $107 million. Moody's Investors Service noted that the $107 million reserve charge was significant in relation to the $322 million book value reported by Trenwick at the end of the third quarter of 2002 and also Trenwick's market capitalization, which is well below that amount. Moody's Investors Service also noted that, in its opinion, the $107 million charge further diminishes the value that creditors will be able to extract from Trenwick in its restructuring efforts, and that currently virtually all of Trenwick's financial assets are held by regulated insurance subsidiaries, limiting resources available to meet debt and preferred stock obligations.

Standard and Poor's Ratings Services announced on March 4, 2003 that it placed its "CCC-" counterparty credit ratings on Trenwick Group Ltd., LaSalle Re Holdings and Trenwick America on CreditWatch with negative implications because it believes that Trenwick's ability to restructure its senior debt to keep it out of default is remote. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America Reinsurance Corporation ("Trenwick America Re") Dakota Specialty Insurance Company ("Dakota"), LaSalle Re, Trenwick International and The Insurance Corporation of New York ("Inscorp") on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On February 4, 2003, Fitch Ratings announced that it had lowered its long-term rating and senior debt ratings on Trenwick and its subsidiaries to "C" from "CC." Fitch reported that its ratings action followed Trenwick's announcement that it was taking a $107 million reserve charge, and that it believed that Trenwick's business prospects and financial flexibility are "very limited" and that it would be unable to refinance its senior debt. Fitch also reported its belief that Trenwick's ability to remain a going concern is heavily dependent on financing by the letter of credit facility and that senior debt holders may be forced to consider accepting some form of payment in kind arrangement.

With the exception of Trenwick America Re, which is rated "NR-4" (Rating Withdrawn at Company's Request), each of Trenwick's operating insurance company subsidiaries is classified "NR-3" (Rating Procedure Inapplicable) by A.M. Best Company. All of Trenwick Managing Agents' managed syndicates are able to write business utilizing the ratings of Lloyd's, which is rated "A-" (Excellent) by A.M. Best Company and has an "A" financial strength rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Suspension of Trading from New York Stock Exchange

On March 25, 2003, the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the New York Stock Exchange ("NYSE") as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Preferred Shares of LaSalle Re Holdings will be quoted on the Over The Counter Bulletin Board ("OTC").

By letter dated March 24, 2003, the Bermuda Monetary Authority ("BMA") issued permission for the free transferability on an interim basis of the shares while they are quoted on the OTC Bulletin Board. This permission is contingent on the condition that the BMA is notified promptly of any instances in which Trenwick or LaSalle Re Holdings become aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or LaSalle Re Holdings' securities would be required to be approved by the BMA before they could be entered into Trenwick's or LaSalle Re Holdings' share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or LaSalle Re Holdings' share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or LaSalle Re Holdings' share register or the number of shares held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

Actions by Insurance Regulators

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Insurance Department pursuant to which Trenwick America Re agreed that it would not take certain actions without the prior written approval of the Connecticut Insurance Commissioner, including disposing of any assets, settling any intercompany balances or paying any dividends. For further discussion of the Connecticut letter of understanding, see Item 1 - "Business-Regulation - United States Regulation."

Trenwick America Re's reported Risk-Based Capital ("RBC") was at the "Regulatory Action Level Event" at December 31, 2002. At this level, Trenwick America Re was required to submit a Comprehensive Plan of Action to the Connecticut Insurance Department. Such a plan was submitted to the Connecticut Insurance Department on January 23, 2003. In addition, in connection with the Regulatory Action Level Event the Connecticut Insurance Department, at its discretion, is authorized to take any action deemed necessary under the circumstances.

Inscorp's reported RBC was at the "Mandatory Control Level Event" at December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. Recently, Inscorp has been informed by the New York Insurance Department ("NYID") that it will be required to submit a plan to cure the existing statutory capital impairment. If the NYID is not satisfied that Inscorp has proposed a suitable plan to eliminate the impairment by April 10, 2003, the Superintendent of the NYID may proceed against Inscorp pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, conservation, rehabilitation, liquidation and dissolution of insurers, including domestic insurers.

Trenwick has been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by Inscorp in 2002 were in contravention of New York regulatory requirements. As a result, Inscorp and Trenwick may be the subject of regulatory action brought by the NYID.

For a description of the RBC requirements applicable to Trenwick's United States insurance company subsidiaries, see Item 1- "Business--Regulation - Risk Based Capital."

The BMA and LaSalle Re, which is in runoff, have agreed that LaSalle Re's insurance license be restricted so that it is not permitted to enter into any new contracts of insurance or reinsurance without the prior written consent of the BMA, effective January 1, 2003.

Chubb Facility

During the fourth quarter of 2002, Trenwick's subsidiary Trenwick America Re entered into an underwriting facility with Chubb which permits Trenwick America Re to underwrite up to $400 million of United States reinsurance business on behalf of Chubb through the end of January 2004. The underwriting facility is subject to cancellation prospectively by either party at any time. Chubb will receive one-third and Trenwick America Re will receive two-thirds of any profits generated by the business, with the initial profit distribution from Chubb to Trenwick America Re scheduled to begin in 2006.

Lloyd's Operations - Trenwick Managing Agents Limited

On October 4, 2002, Trenwick Managing Agents Limited (formerly Chartwell Managing Agents Limited) ("Trenwick Managing Agents"), Trenwick's managing agent at Lloyd's of London, entered into an agreement with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies ("NICO"). This agreement enabled Trenwick Managing Agents to increase the total premium capacity of Syndicate 839, its primary managed syndicate at Lloyd's, by (pound)141.25 million ($227.4 million) for the 2002 year of account. On November 4, 2002, Trenwick Managing Agents entered into a second agreement with NICO, which was amended on December 23, 2002, to provide Syndicate 839 with premium capacity of up to (pound)113.1 million ($182.1 million) via Syndicate 2750 for the 2003 year of account. The 2003 year of account capital is principally being applied to the aviation insurance segment of Syndicate 839's business.

Runoff Operations

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re, to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in return for a renewal fee payable to LaSalle Re of 12.5% of business written.

On October 30, 2002, Trenwick announced that it had ceased underwriting substantially all new insurance policies in its United States specialty program business, which operated under the name Canterbury and through Trenwick America Re's subsidiaries Inscorp, Dakota and Chartwell Insurance Company. Trenwick subsidiaries will continue to administer and pay claims in connection with the insurance policies previously underwritten through Canterbury. See Item 1- "Business--Runoff Operations-United States Specialty Program Insurance."

On December 8, 2002, Trenwick announced that Trenwick International, its London based specialty insurance company, had ceased to underwrite new insurance, effective November 29, 2002. A draft scheme of operations with respect to the runoff of Trenwick International was presented to the Financial Services Authority ("FSA") in the U.K. on December 31, 2002 and a final version will be presented to the FSA for approval by March 31, 2003. See Item 1- "Business--International Specialty Insurance and Facultative Reinsurance."

Business Segments

During the first quarter of 2002, Trenwick amended the basis in which operating segments are reported. The continuing Lloyd's syndicates managed by Trenwick and the International Specialty Insurance and Reinsurance operations were combined into one operating segment and the U.S. based property and casualty reinsurance and Bermuda based property catastrophe reinsurance operations were combined into one segment called Reinsurance. These changes were made to conform to changes in Trenwick's management and operational structure. For the years ended December 31, 2002, 2001 and 2000, Trenwick reported its specialty insurance and reinsurance business in the following three business segments which are described in further detail below:

o     Reinsurance

o     International operations; and

o     United States specialty program insurance.

Trenwick's Reinsurance segment includes treaty reinsurance on United States property and casualty risks as well as worldwide property catastrophe reinsurance. U.S. treaty reinsurance is written principally through Trenwick America Re which is located in Stamford, Connecticut and includes the runoff of reinsurance business formerly written by Chartwell Insurance Company (merged with and into Trenwick

America Re effective December 31, 2002) and Inscorp. In addition, the reinsurance segment includes the results of the Chubb underwriting facility. The remainder of Trenwick's reinsurance segment consists of property catastrophe reinsurance written by LaSalle Re on a worldwide basis until it ceased underwriting effective April 1, 2002 when it sold its in force property catastrophe reinsurance business to Endurance.

The International operations segment includes Trenwick's Lloyd's operations as well as U.K. specialty insurance and treaty and facultative reinsurance. Trenwick's Lloyd's operations are conducted through Trenwick Managing Agents located in London, England, which manages underwriting syndicates at Lloyd's, principally for Trenwick's own account. The U.K. specialty insurance and treaty and facultative reinsurance was principally written by Trenwick International Ltd., also located in London, England, which wrote business on a worldwide basis until it ceased underwriting effective December 8, 2002. During 2002, renewals of certain lines of business previously underwritten by Trenwick International including, among others, general aviation and commercial property, were underwritten by Trenwick's Lloyd's operations following downgrades in Trenwick International's financial strength ratings by Standard & Poor's.

Trenwick's United States specialty program insurance segment was written principally through its U.S. subsidiary, Canterbury Financial Group, Inc. and its operating subsidiaries, Inscorp, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick ceased underwriting U.S. specialty program insurance effective October 30, 2002, therefore this segment will be substantially limited to run off activities in 2003.

Excluded from the aforementioned segments are Trenwick's Lloyd's syndicates in runoff and Excess and Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed. The ECRA Pool was a New York state licensed pool that underwrote multi-line property and casualty business until it ceased underwriting in 1983. Trenwick America Re participated in the ECRA pool during years 1978 to 1982, while Inscorp participated in the ECRA pool during years 1950 to 1967.

Results of Operations - Years Ended December 31, 2002 and 2001

(monetary amounts in tables expressed in thousands)

In addition to providing net income (loss) information, when comparing the results of operations for the years ended December 31, 2002 and 2001, Trenwick has also provided operating income (loss) and underwriting income (loss) as management believes they are both meaningful measures of Trenwick's results. Operating income (loss) differs from net income (loss) under accounting principles generally accepted in the United States of America, sometimes referred to as U.S. GAAP, and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses, as well as non-recurring charges because i) net realized investment gains and losses are unpredictable and not necessarily indicative of current or future results and ii) charges such as reorganization expenses and the cumulative effect of changes in accounting principles are non-recurring in nature and are also not necessarily indicative of future results of operations. Underwriting income (loss), also a non-GAAP financial measure, is net premiums earned less claims and claims expenses incurred, acquisition costs and underwriting expenses.

                                                          2002          2001        Change
                                                       ---------     ---------     ---------
Underwriting loss                                      $(260,447)    $(289,981)    $  29,534
Net investment income                                    105,038       129,114       (24,076)
Interest expense and dividends on
   preferred stock of subsidiaries                       (36,016)      (39,142)        3,126
General and administrative expenses                      (14,084)      (15,926)        1,842
Other income, net                                          4,448         3,389         1,059
Foreign currency losses                                   (8,875)       (2,452)       (6,423)
                                                       ---------     ---------     ---------
Pretax operating loss                                   (209,936)     (214,998)        5,062
Applicable income taxes (benefit)                        132,594       (56,896)      189,490
                                                       ---------     ---------     ---------
Operating loss                                          (342,530)     (158,102)     (184,428)
Net realized investment gains, net of
   income taxes                                           35,776         8,520        27,256
Loss on sale of LaSalle's in-force property
   catastrophe reinsurance business                      (20,133)           --       (20,133)
Reorganization expenses                                  (16,175)       (4,815)      (11,360)
Cumulative effect of change in accounting principle      (41,653)           --       (41,653)
                                                       ---------     ---------     ---------

Net loss                                               $(384,715)    $(154,397)    $(230,318)
                                                       =========     =========     =========

The operating loss of $342.5 million in 2002 represented a $184.4 million greater loss than the operating loss of $158.1 million recorded in 2001. The operating losses in 2002 and 2001 include an aggregate of $303.4 million and $110.9 million of loss reserve increases, respectively, as a result of adverse development of prior years' losses. In addition, the operating loss in 2001 includes an aggregate of $122.2 million in catastrophe losses. The establishment of deferred tax valuation allowances contributed $150.2 million to the operating loss in 2002. The $384.7 million net loss in 2002 compared to the $154.4 million net loss in 2001 was the result of the net operating losses combined with (i) an extraordinary item, the writedown of goodwill resulting from the Trenwick/LaSalle business combination, recorded as a cumulative effect of a change in accounting principles, (ii) the loss recorded on the sale of a portion of Trenwick's business and (iii) increased reorganization expenses recorded in 2002. These items were offset in part by realized investment gains. The non-operating items are discussed in further detail under the caption "Non-Operating Income and Expenses."

Underwriting Income (Loss)

                                                   2002             2001          Change
                                               -----------      -----------      --------
Net premiums earned                            $   978,905      $   889,506      $ 89,399
                                               -----------      -----------      --------

Claims and claims expenses incurred               (881,535)        (827,405)      (54,130)
Acquisition costs and underwriting expenses       (357,817)        (352,082)       (5,735)
                                               -----------      -----------      --------
Total expenses                                  (1,239,352)      (1,179,487)      (59,865)
                                               -----------      -----------      --------
Net underwriting loss                          $  (260,447)     $  (289,981)     $ 29,534
                                               ===========      ===========      ========

Loss ratio                                            90.1%            93.0%         (2.9)%
Underwriting expense ratio                            36.6%            39.6%         (3.0)%
Combined ratio                                       126.7%           132.6%         (5.9)%

The underwriting loss of $260.4 million in 2002 represented a $29.5 million improvement compared to the underwriting loss of $290.0 million in 2001. The 2002 underwriting loss included $303.4 million of reserve strengthening as a result of prior years' reserve development, while the underwriting results for 2001 included catastrophe losses of $122.2 million and additions to unpaid claims and claims expenses of $110.9 million as a result of prior years' reserve development. Claims and claims expenses incurred in both 2002 and 2001 are discussed further under the caption "Claims and Claims Expenses."

The decrease in the combined ratio in 2002 compared to 2001, is primarily a result of the increase in net premiums earned in 2002 over 2001 combined with the improved market conditions in 2002.

Premiums Written

Gross premiums written for 2002 were $1.6 billion compared to $1.5 billion for 2001 an increase of $0.1 billion or 8.4%. Details of gross premiums written are provided below:

                                                 2002            2001
                                                 Year            Year          Change
                                              -----------     -----------    -----------
U.S. treaty reinsurance                       $   402,597     $   339,257    $    63,340
Worldwide property catastrophe reinsurance         75,335         138,173        (62,838)
                                              -----------     -----------    -----------
    Total reinsurance                             477,932         477,430            502
Lloyd's syndicates continuing,                    541,341         443,977         97,364
International specialty insurance                 154,449         234,966        (80,517)
                                              -----------     -----------    -----------
    Total international operations                695,790         678,943         16,847
U.S. specialty program insurance                  401,491         291,433        110,058
Lloyd's syndicates and ECRA pool runoff              (691)          4,449         (5,140)
                                              -----------     -----------    -----------
Gross premiums written                        $ 1,574,522     $ 1,452,255    $   122,267
                                              ===========     ===========    ===========

Trenwick's U.S. treaty reinsurance gross premium writings in 2002 increased $63.3 million, or 18.7% over 2001, primarily as a result of increasing rates on renewal treaties. The 45.5% reduction in worldwide property catastrophe gross written premiums is due to the sale of LaSalle Re's in-force reinsurance as of April 1, 2002.

Gross written premiums by Trenwick's continuing Lloyd's syndicates increased by $97.4 million, or 21.9% in 2002 when compared to 2001. This increase can be attributed to both the addition of the treaty, professional indemnity and financial institutions business formerly written by Trenwick International Limited, which accounted for $44.2 million of the increase, as well as rate increases on renewed lines of business, particularly aviation.

During the year ended December 31, 2002, gross premium writings by Trenwick's U.S. specialty program insurance segment increased by $110.1 million over 2001 as a result of increased volume on two of its larger programs combined with the addition of ten new programs during 2002. Effective October 25, 2002, Trenwick ceased underwriting substantially all new United States specialty program insurance.

Premiums Earned

                                       2002            2001          Change
                                   -----------     -----------     -----------
Gross premiums written             $ 1,574,522     $ 1,452,255     $   122,267
Change in gross unearned premiums      (74,616)       (130,260)         55,644
                                   -----------     -----------     -----------
Gross premiums earned                1,499,906       1,321,995         177,911
                                   -----------     -----------     -----------

Gross premiums ceded                  (583,021)       (481,937)       (101,084)
Change in ceded unearned premiums       62,020          49,448          12,572
                                   -----------     -----------     -----------
Ceded premiums earned                 (521,001)       (432,489)        (88,512)
                                   -----------     -----------     -----------
Net premiums earned                $   978,905     $   889,506     $    89,399
                                   ===========     ===========     ===========

Gross premiums ceded for 2002 were $583.0 million compared to $481.9 million for 2001. The increase in gross premiums ceded of $101.1 million was due primarily to the increase in gross written premiums by Trenwick's Lloyd's syndicates and U.S. specialty program insurance, both of which rely heavily on reinsurance for the business they underwrite. Included in gross premiums ceded during the year ended December 31, 2001 are approximately $25.2 million incurred to reinstate various reinsurance protections in Trenwick's property catastrophe business and to purchase back-up reinsurance covers for its aviation business at Lloyd's both as a result of the September 11, 2001 terrorist attacks.

Net premiums earned for 2002 were $978.9 million compared to $889.5 million for 2001. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and Claims Expenses

Trenwick's net unpaid claims and claims expenses of $2.0 billion and $1.6 billion at December 31, 2002 and 2001, respectively, include amounts approved for payment but unpaid at the balance sheet date as well as the net estimated amounts of claims and claim expenses for claims arising in 2002 and 2001 and in all prior years that are unpaid as of the balance sheet date, including claims that have been incurred but not yet reported to Trenwick. Claims and claims expenses incurred during the year ended December 31, 2002 were $881.5 million, an increase of $54.1 million compared to claims and claims expenses of $827.4 million for the year ended December 31, 2001, which includes adverse development across all business units of $303.4 million and $120.8 million, respectively. The increase in claims and claims expenses incurred in 2002 resulted mainly from the $303.4 million of loss reserve strengthening recorded. Of this amount, approximately $27.4 million related to adverse development on losses stemming from the September 11, 2001 terrorist attacks. The remaining $276.0 million of loss reserve increases are a result of the reassessment of reserve levels, a culmination of work completed by both Trenwick's internal actuaries and independent actuarial consultants in all of Trenwick's businesses, described in detail below. Of the reserve increases recorded, approximately $169.4 million, or 61.4%, relates to Trenwick's U.S. treaty reinsurance operations and principally impacts the most recent accident years, 1999 to 2001, where deterioration has occurred across all lines of business, most significantly in the general liability and asbestos and environmental lines of business. Trenwick's U.S. specialty program insurance, now in runoff, contributed approximately $45.5 million, or 16.5% of the reserve increases recorded in 2002. This deterioration was concentrated in a small number of programs and related primarily to general liability business. Of the remaining reserve increases recorded, $51.6 million emanated from Trenwick's international liability business written through Trenwick International, now in runoff. The last significant component of the increases on prior years' reserves for unpaid claims and claims expenses was recorded by Trenwick Managing Agents, which contributed $30.8 million of the reserve increases. These increases related primarily to the financial institutions and professional indemnity lines of business written through Trenwick's Lloyd's syndicates. These reserve increases were off set in part by a decrease in reserves for prior years claims at LaSalle Re of $15.4 million.

As a result of deterioration in loss reserve indications during the first nine months of 2002, Trenwick engaged external actuarial consultants during the fourth quarter to assist management in reviewing reserves for December 31, 2002. Based on the results of our external and internal actuarial studies, significant reserve adjustments of $106.6 million were made during the fourth quarter of 2002.

With respect to the year end 2001 deficiency, approximately 87% related to claims occurring between 1998 and 2001 and was spread across multiple lines of business. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick when it originally wrote the business and subsequently re-estimated reserves for this business.

Trenwick's unpaid claims and claims expense liability at December 31, 2002 and 2001 includes an estimate of Trenwick's ultimate liability for asbestos and environmental claims of $112.0 million and $91.0 million, respectively, comprising gross liabilities for unpaid claims and claims expenses of $145.0 million and $118.7 million, respectively, net of reinsurance recoverable on unpaid claims and claims expenses of $33.0 million and $27.6 million. The balance sheet prior to the Trenwick/LaSalle business combination did not include liabilities for asbestos and environmental reserves, as LaSalle Re Holdings' business did not provide for such coverage.

Claims and claims expenses incurred during the year ended December 31, 2001 included $122.2 million of catastrophe losses, which includes losses resulting from the September 11, 2001 terrorist attacks of $98.2 million. The principal losses related to aviation risks underwritten by Trenwick's operations at Lloyd's and property and related risks, including business interruption underwritten by LaSalle Re. Trenwick's estimate of its losses from aviation risks from the September 11, 2001 terrorist attacks is based on two maximum losses and two partial losses. Estimates of Trenwick's property and related losses are based on an assessment of individual policies which it has determined have exposure to the September 11, 2001 terrorist attacks. This assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedant loss estimates. Combined with the reinstatement premiums incurred as previously discussed, Trenwick incurred a total of $123.4 million in underwriting losses in 2001 in connection with the September 11, 2001 terrorist attacks.

Trenwick's 2001 results also included other catastrophe losses totaling $24 million. The largest of these losses was tropical storm Allison and storms affecting the Midwest United States amounting to $10.5 million and the November 12, 2001 American Airlines crash in Queens, New York of $7.8 million.

Trenwick strengthened its prior year loss reserves in 2001 by $110.9 million. This reserve strengthening includes $15.7 million related to U.S. casualty treaty reinsurance business, which was underwritten prior to 2001 and $11.5 million related to prior participation in the ECRA Pool. In addition, $13.9 million of the loss reserve strengthening related to U.S. specialty program insurance segment. Also included in the reserve strengthening was $20.4 million relating principally to directors and officers liability business written by Trenwick's Lloyd'ssyndicates. Lastly, the reserve strengthening included $48.3 million stemming from deterioration in discontinued businesses and reviews of the property insurance and liability business lines of Trenwick International.

Acquisition Costs and Underwriting Expenses

                                          2002           2001          Change
                                        --------       --------       --------
Policy acquisition costs                $267,913       $273,066       $ (5,153)
Underwriting expenses                     89,904         79,016         10,888
                                        --------       --------       --------
Total acquisition costs and
   underwriting expenses                $357,817       $352,082       $  5,735
                                        ========       ========       ========

Expense ratio                               36.6%          39.6%          (3.0)%
                                        ========       ========       ========

Policy acquisition costs which consist primarily of commissions and brokerage expenses and underwriting expenses for 2002 increased by $5.7 million compared to 2001. The increase was primarily attributable to the increase in premiums written during 2002 offset in part by a decrease in policy acquisition costs at LaSalle Re as a result of the sale of the in-force business to Endurance. Acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 36.6% for the 2002 year compared to 39.6% for the 2001 year. The decrease in the expense ratio occurred principally as a result of improved terms and conditions in the insurance market.

Underwriting expenses for the year ended December 31, 2002 as a percentage of earned premium increased to 9.2%, as compared to 8.9% for the same period in 2001, a result of an increase in premium levies from Lloyd's in 2002.

Net Investment Income

                                        2002             2001             Change
                                     -----------      -----------      -----------
Average invested assets              $ 2,288,329      $ 2,250,261      $   (38,068)
Average annualized yields                    5.2%             6.3%            (1.1)%
                                     -----------      -----------      -----------
Investment income - portfolio            119,498          141,959          (22,461)
Investment income - non-portfolio             17            2,601           (2,584)
Investment expenses                      (14,477)         (15,446)             969
                                     -----------      -----------      -----------
Net investment income                $   105,038      $   129,114      $    24,076
                                     ===========      ===========      ===========

Net investment income for 2002 was $105.0 million compared to $129.1 million for 2001. The principal reason for the decrease in net investment income in 2002 was the decrease in market yields over the course of 2002 combined with a decrease in the investment portfolio for a portion of 2002 as a result of the repayment of Trenwick's term loan facility during the second quarter of 2002. Investment expenses for both the years ended December 31, 2002 and 2001 includes interest expense on funds withheld of $9.8 and $11.3 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2000. As a result of significant gains realized on Trenwick's investment portfolio in the fourth quarter of 2002 (refer to "Non-operating Income and Expenses" below), Trenwick anticipates a reduction in future investment income.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends was $36.0 million for 2002, a decrease of $3.1 million from 2001. The decrease resulted from the repayment of Trenwick's term loan facility during the second quarter of 2002, offset in part by an increase in fees related to maintaining letters of credit to support Trenwick's operations at Lloyd's.

Foreign Currency Gains (Losses)

Trenwick recorded foreign currency losses of $8.9 million for 2002, compared to foreign currency losses of $2.5 million for 2001. The increase in foreign exchange losses during the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily associated with an intercompany stop loss treaty denominated in British pounds. The foreign exchange loss in 2002, which was not eliminated in consolidation, resulted from a higher level of loss reserves ceded under the intercompany stop loss agreement in 2002 relative to 2001, coupled with an increase in the U.S. dollar to British pounds exchange rate from 2001 to 2002. The intercompany stop loss treaty was commuted effective December 31, 2002.

Non-Operating Income and Expenses

Net realized gains on investments, net of applicable income taxes, were $35.8 million during 2002, compared to $8.5 million for 2001. The gains in both years were a result of actions taken to reposition the investment portfolio into higher quality, shorter duration fixed income securities.

During the year ended December 31, 2002, Trenwick recorded a loss on the sale of LaSalle Re's in-force property catastrophe reinsurance business to Endurance of $20.1 million. The loss includes non-recurring revenues of $8.0 million related to the sale of renewal rights, offset by $28.1 million of non-recurring expenses, which consists of accelerated amortization of reinsurance contracts not transferred in the sale, as well as legal expenses, investment banking fees and severance and related costs.

Reorganization expenses incurred in 2002 and 2001 were $16.2 million and $4.8 million, respectively. Both the 2002 and 2001 expenses include non-recurring severance costs; additionally the 2002 amount includes other non-recurring costs related to Trenwick's decision to cease underwriting U.S. specialty program insurance and U.K. specialty market insurance through Trenwick International Limited.

Trenwick adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. This new statement suspended systematic goodwill amortization and required Trenwick's Bermuda holding company, LaSalle Re Holdings, to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick conducted both market value and cash flow tests and, as a result, recorded a $53.2 million write off of all of Trenwick's remaining goodwill. These transactions increased Trenwick's net loss in 2002 by a net amount of $41.7 million and were recorded as a cumulative effect of change in accounting principle.

Results of Operations - Years Ended December 31, 2001 and 2000

(monetary amounts in tables expressed in thousands)

In addition to providing net income (loss) information, when comparing the results of operations for the years ended December 31, 2001 and 2000, Trenwick has also provided operating income (loss) and underwriting income (loss) as management believes they are both meaningful measures of Trenwick's results. Operating income (loss) differs from net income (loss) under accounting principles generally accepted in the United States of America, sometimes referred to as U.S. GAAP, and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses, as well as non-recurring charges because i) net realized investment gains and losses are unpredictable and not necessarily indicative of current or future results and ii) charges such as reorganization expenses and the cumulative effect of changes in accounting principles are non-recurring in nature and are also not necessarily indicative of future results of operations. Underwriting income (loss), also a non-GAAP financial measure, is net premiums earned less claims and claims expenses incurred, acquisition costs and underwriting expenses.

LaSalle Re Holdings was the accounting acquiror in the Trenwick/LaSalle business combination, which was completed on September 27, 2000. Therefore, the results of operations for the 2000 year do not include the results of Trenwick Group Inc. prior to the date of the combination, and as such, the 2001 and 2000 results lack comparability.

                                                  2001          2000
                                                  Year          Year           Change
                                                ---------     ---------     ---------
Underwriting loss                               $(289,981)    $ (35,452)    $(254,529)
Net investment income                             129,114        58,715        70,399
Interest expense and dividends on
   preferred stock of subsidiaries                (39,142)      (11,775)      (27,367)
General and administrative expenses               (15,926)       (5,897)      (10,029)
Other income, net                                   3,389         1,477         1,912
Foreign currency losses                            (2,452)       (1,015)       (1,437)
                                                ---------     ---------     ---------
Pretax operating income (loss)                   (214,998)        6,053      (221,051)
Applicable income taxes (benefit)                 (56,896)       (6,187)      (50,709)
                                                ---------     ---------     ---------
Operating income (loss)                          (158,102)       12,240      (170,342)
Minority interest in operating (income)
   loss of subsidiary                                  --        (1,297)        1,297
Net realized investment gains (losses),
   net of minority interest and income taxes        8,520        (1,040)        9,560
Reorganization costs                               (4,815)         (452)       (4,363)
                                                ---------     ---------     ---------
Net income (loss)                               $(154,397)    $   9,451     $(163,848)
                                                =========     =========     =========

The operating loss of $158.1 million in 2001 represented a $170.3 million decrease from the operating income of $12.2 million recorded in 2000. This decline was principally the result of catastrophe losses resulting from the September 11, 2001 terrorist attacks and reserve strengthening. The $154.4 million net loss in 2001 compared to the $9.5 million in net income in 2000 was the result of the net operating losses offset in part by realized investment gains which are discussed under the caption "Non-Operating Income and Expenses."

Underwriting Income (Loss)

The underwriting result for 2000 included the results of LaSalle Re Holdings alone for the first nine months of 2000 and the combined results of LaSalle Re Holdings and Trenwick Group Inc. for the fourth quarter of 2000.

                                                 2001            2000
                                                 Year            Year           Change
                                              -----------     -----------     -----------
Net premiums earned                           $   889,506     $   302,749     $   586,757
                                              -----------     -----------     -----------

Claims and claims expenses incurred              (827,405)       (227,707)       (599,698)
Acquisition costs and underwriting expenses      (352,082)       (110,494)       (241,588)
                                              -----------     -----------     -----------
Total expenses                                 (1,179,487)       (338,201)       (841,286)
                                              -----------     -----------     -----------
Net underwriting loss                         $  (289,981)    $   (35,452)    $  (254,529)
                                              ===========     ===========     ===========

Loss ratio                                           93.0%           75.2%           17.8%
Underwriting expense ratio                           39.6%           36.5%            3.1%
Combined ratio                                      132.6%          111.7%           20.9%

The underwriting loss of $290.0 million in 2001 represented a $254.5 million increase compared to the underwriting loss of $35.5 million in 2000. The underwriting results for 2001 included catastrophe losses of $158.0 million and additions to loss reserves of $120.9 million, which is further discussed under the caption "Claims and Claims Expenses." The underwriting loss in 2000 included both catastrophe losses of $6.5 million and additions to prior years' reserves of $20.4 million on business underwritten by LaSalle Re, together with underwriting losses of $28.4 million associated with Trenwick Group Inc. business acquired through the Trenwick/LaSalle business combination.

The increase in the combined ratio in 2001 compared to 2000 resulted from the significant increase in the loss ratio due to the unusual level of catastrophic losses and reserve strengthening in 2001.

Premiums Written

Gross premiums written for 2001 were $1.5 billion compared to $428.6 million for 2000 an increase of $1.0 billion or 239%. Details of gross premiums written are provided below:

                                                        2001           2000
                                                        Year           Year          Change
                                                     -----------    -----------    -----------
U.S. treaty reinsurance                              $   339,257    $    92,703    $   246,554
Worldwide property catastrophe reinsurance               138,173        101,026         37,147
                                                     -----------    -----------    -----------
    Total reinsurance                                    477,430        193,729        283,701
Lloyd's syndicates continuing                            443,977        121,279        322,698
International specialty insurance and reinsurance        234,966         51,145        183,821
                                                     -----------    -----------    -----------
   Total international operations                        678,943        172,424        506,519
U.S. specialty program insurance                         291,433         44,221        247,212
Lloyd's syndicates and ECRA pool runoff                    4,449         18,270        (13,821)
                                                     -----------    -----------    -----------
Gross premiums written                               $ 1,452,255    $   428,644    $ 1,023,611
                                                     ===========    ===========    ===========

The increase in worldwide property catastrophe reinsurance gross premium writings for 2001 compared to 2000 resulted primarily from an increase in new property catastrophe business and reinstatement premiums of $25.2 million following the catastrophe losses from the September 11, 2001 terrorist attacks.

The increase in Lloyd's syndicates continuing gross written premiums for 2001 compared to 2000 was due to the addition of Trenwick Group Inc.'s Lloyd's operations managed by Trenwick Managing Agents from the Trenwick/LaSalle business combination. A majority of the Lloyd's syndicate gross written premiums in 2000 represent the fourth quarter bookings of business managed by Trenwick Managing Agents. The majority of Lloyd's business underwritten by LaSalle Re Holdings prior to the combination with Trenwick Group Inc. was not renewed as of December 31, 2000 and have been classified as runoff. Additionally, results of operations from Lloyd's syndicates which were sold by Trenwick Group Inc. in 1999 have also been classified as runoff.

U.S. treaty reinsurance, international specialty insurance and reinsurance and U.S. specialty program insurance gross premiums written increased from $92.7 million, $51.1 million and $44.2 million, respectively, for 2000 to $339.3 million, $235.0 million and $291.4 million, respectively, for 2001. Trenwick did not underwrite these businesses prior to the Trenwick/LaSalle business combination in September of 2000.

Premiums Earned

                                        2001          2000
                                        Year          Year           Change
                                     -----------   -----------     -----------
Gross premiums written               $ 1,452,255   $   428,644     $ 1,023,611
Change in gross unearned premiums       (130,260)      (10,006)       (120,254)
                                     -----------   -----------     -----------
Gross premiums earned                  1,321,995       418,638         903,357
                                     -----------   -----------     -----------

Gross premiums ceded                    (481,937)     (126,012)       (355,925)
Change in ceded unearned premiums         49,448        10,123          39,325
                                     -----------   -----------     -----------
Ceded premiums earned                   (432,489)     (115,889)       (316,600)
                                     -----------   -----------     -----------
Net premiums earned                  $   889,506   $   302,749     $   586,757
                                     ===========   ===========     ===========

Gross premiums ceded for 2001 were $481.9 million compared to $126.0 million for 2000. The increase in gross premiums ceded of $355.9 million was due primarily to cessions relating to business acquired in the Trenwick/LaSalle business combination and reinstatement premiums. Businesses acquired in the Trenwick/LaSalle business combination included Lloyd's syndicates, international specialty insurance and reinsurance and U.S. specialty program insurance, all of which have significantly larger reinsurance and retrocessional programs than LaSalle Re.

Net premiums earned for 2001 were $889.5 million compared to $302.7 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and Claims Expenses

Claims and claims expenses for 2001 were $827.4 million, an increase of $599.7 million compared to claims and claims expenses of $227.7 million for 2000. The increase in claims and claims expenses in 2001 resulted from an increase in business acquired in the Trenwick/LaSalle business combination in September 2000, a significant increase in catastrophe losses, in particular losses stemming from the September 11, 2001 terrorist attacks and reserve strengthening.

Claims and claims expenses incurred during the year ended December 31, 2001 included $122.2 million of catastrophe losses, which includes losses resulting from the September 11, 2001 terrorist attacks of $98.2 million. The losses from the September 11, 2001 terrorist attacks recorded during 2001 included an estimated $366.3 million before reinsurance recoverable of approximately $268.1 million. The principal losses related to aviation risks underwritten by Trenwick's operations at Lloyd's and property and related risks, including business interruption, underwritten by LaSalle Re.

Trenwick's estimate of its losses from aviation risks from the September 11, 2001 terrorist attacks are based on two maximum losses and two partial losses. Estimates of its property and related losses is based on an assessment of individual policies which Trenwick has determined have exposure to the World Trade Center loss. This assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedant loss estimates.

Trenwick's 2001 results also included other catastrophe losses totaling $24 million. The largest of these losses was tropical storm Allison and storms affecting the Midwest United States amounting to $10.5 million and the November 12, 2001 American Airlines crash in Queens, New York of $7.8 million.

Trenwick strengthened its prior year loss reserves in 2001 by $110.9 million. This reserve strengthening includes $15.7 million related to U.S. casualty treaty reinsurance business, which was underwritten prior to 2001 and $11.5 million related to prior participation in the ECRA Pool. In addition, $13.9 million of the loss reserve strengthening related to the U.S. specialty program insurance segment. Also included in the reserve strengthening was $20.4 million relating principally to directors and officers liability business written by Trenwick's Lloyd's syndicates. Lastly, the reserve strengthening included $48.3 million stemming from deterioration in discontinued businesses and reviews of the property insurance and liability business lines of Trenwick International.

LaSalle Re's claims and claims expenses incurred in the 2000 year included $6.5 million of catastrophe losses relating to U.K. floods and an increase of $20.4 million in prior period occurrences, principally losses relating to two storms, Martin and Anatol, which hit Europe in late December 1999.

Acquisition Costs and Underwriting Expenses

                                               2001         2000
                                               Year         Year        Change
                                             --------     --------     --------
Policy acquisition costs                     $273,066     $ 78,603     $194,463
Underwriting expenses                          79,016       31,891       47,125
                                             --------     --------     --------
Total acquisition costs and
   underwriting expenses                     $352,082     $110,494     $241,588
                                             ========     ========     ========

Expense ratio                                    39.6%        36.5%         3.1%
                                             ========     ========     ========

Policy acquisition costs and underwriting expenses for 2001 increased by $241.6 million compared to 2000. Similar to claims and claims expenses, the increase was attributable to expenses incurred on business acquired in the Trenwick/LaSalle business combination. Acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 39.6% for the 2001 year compared to 36.5% for the 2000 year. The increase in the expense ratio occurred principally because of an increase in policy acquisition costs in 2001 relating to casualty business. A majority of the premium writings resulting from the Trenwick/LaSalle business combination was casualty business. This business, which consisted of both treaty insurance and reinsurance, generally has a higher policy acquisition cost ratio than property catastrophe business.

Underwriting expenses for the 2001 year as a percentage of earned premium was 8.9%, decrease from 10.5% for 2000, a result of the inclusion of a full year of Trenwick Group Inc.'s premiums in 2001.

Net Investment Income

                                                2001             2000
                                                Year             Year            Change
                                             -----------      -----------      -----------
Average invested assets                      $ 2,250,261      $   979,468      $ 1,270,793
Average annualized yields                            6.3%             6.2%             0.1%
                                             -----------      -----------      -----------
Investment income - portfolio                    141,959           60,727           81,232
Investment income - non-portfolio                  2,601            2,805             (204)
Investment expenses                              (15,446)          (4,817)         (10,629)
                                             -----------      -----------      -----------
Net investment income                        $   129,114      $    58,715      $    70,399
                                             ===========      ===========      ===========

Net investment income for 2001 was $129.1 million compared to $58.7 million for 2000. The principal reason for the increase in net investment income in 2001 was the increase in invested assets resulting from the Trenwick/LaSalle business combination. Investment expense for 2001 includes interest expense on funds withheld of $11.3 million under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2000. The balance of the increase in investment expense in 2001 results from the increase in Trenwick's invested assets under management following the Trenwick/LaSalle business combination.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends was $39.1 million for 2001, an increase of $27.4 million from the 2000 fiscal year. The increase resulted from the increase in debt outstanding as a result of the Trenwick Group Inc. debt assumed by Trenwick's subsidiaries in the Trenwick/LaSalle business combination.

Foreign currency gains (losses)

Trenwick recorded foreign currency losses of $2.5 million for 2001, compared to $1.0 million for 2000 due to the decline in the value of European currencies in 2001 and 2000, principally the British pound sterling, against the US dollar.

Non-Operating Income and Expenses

Minority interest represents the minority interest in common shares of LaSalle Re held by third party investors prior to the Trenwick/LaSalle business combination on September 27, 2000. Net income attributed to the minority interest was calculated as 23.5% of net income in 2000 prior to the Trenwick/LaSalle business combination.

Net realized gains on investments, net of minority interest and income taxes, were $8.5 million during 2001, compared to net realized losses of $1.0 million for 2000. Both the losses and gains were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio. The 2001 amount is net of $3.4 million of realized losses on investments to recognize declines in value that were other than temporary.

Reorganization costs incurred in 2001 and 2000 were $4.8 million and $0.5 million, respectively. The 2001 costs primarily relate to non-recurring severance costs, and the 2000 costs represent non-recurring expenses related to the Trenwick/LaSalle business combination.

Investments

Trenwick's investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder value, subject to appropriate risk constraints. Trenwick seeks to meet this investment objective through a mix of investments that reflect the characteristics of the liabilities they support; diversify the types of investment risks by interest rate, liquidity, credit and equity price risk; and achieve asset diversification by investment type, industry, issuer and geographic location. Trenwick regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in its investment portfolios. At December 31, 2002, Trenwick had investments, cash and cash equivalents of $2.3 billion, consistent with the balance at December 31, 2001. All debt and equity investments are classified as available for sale and reported at fair value with the unrealized gain or loss, net of income taxes, reported in other comprehensive income. During 2002, the net unrealized gain on Trenwick's debt and equity investments decreased by $28.8 million principally as a result of the gains realized on investment sales during the year offset in part by the declining interest rate environment in 2002.

Trenwick's investments in debt securities consisted primarily of investment grade securities, with 82% having a quality rating of Aa or better at December 31, 2002. High yield, or non-investment grade debt securities carrying a rating of below BBB-/Baa3 along with unrated securities, represented approximately 6% of the portfolio at December 31, 2002. The following table provides an aging of the unrealized losses on Trenwick's investment in debt securities at December 31, 2002.

The aging of unrealized investment losses and fair value of the related investments at December 31, 2002 are summarized, by stated maturity, as follows:

                                                         Gross
                                                      Unrealized
                                       Fair Value        Loss
                                       -----------    -----------
             0-6 months                $   128,803    $    (3,281)
             7-12 months                    45,442         (3,571)
             Greater than 12 months         39,323         (3,717)
                                       -----------    -----------
               Total                   $   213,568    $   (10,569)
                                       ===========    ===========

The foregoing data is presented based upon the stated maturities of the securities. Actual maturities may defer for some securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

None of these unrealized losses were determined to be other than temporarily impaired and therefore no impairment has been recognized at year end 2002. In the event that circumstances surrounding the potential impairment of these investments change and management concludes the losses are other than temporary, there could be a material impact on the earnings of Trenwick.

The average maturity of Trenwick's debt securities at December 31, 2002 was 3.4 years compared to 4.8 years at December 31, 2001. The shortening of the average maturity during 2002 resulted from the sale of longer maturity securities and the decline in the expected maturity of mortgage backed securities resulting from declining interest rates.

During the first quarter of 2001, Trenwick sold almost all of its equity securities and reinvested the proceeds in debt securities to increase operating earnings and decrease the volatility of unrealized investment gains and losses. Trenwick also liquidated the remainder of its tax advantaged municipal government portfolio in early 2001 to increase its taxable yield. Both of these actions were taken to maximize Trenwick's taxable income.

Trenwick has not invested in derivative financial instruments such as futures, forward contracts, swaps, options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Trenwick's portfolio includes market sensitive instruments, such as mortgage-backed and asset-backed securities, which amounted to approximately $277.7 million at December 31, 2002 or 12.0% of cash and invested assets. There are various categories of mortgage-backed and asset-backed securities that are subject to different degrees of risk from changes in interest rates and, for those mortgage-backed and asset-backed securities that are not agency-backed, defaults. Approximately 58% of Trenwick's mortgage-backed securities holdings were backed by government agencies, such as GNMA, FNMA and FHLMC, at December 31, 2002, and approximately 97% of asset-backed securities holdings were AAA-rated at December 31, 2002. The principal risks inherent in holding mortgage-backed and asset-backed securities are prepayment and extension risks related to significant decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated.

Deferred Income Tax Assets

Trenwick's U.S. and U.K. operations incurred financial accounting losses in 1999 through the end of 2002 and in connection with such losses, recorded as an asset up to $119.6 million and $96.8 million, respectively, of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick's U.S. and U.K. operations. Because of Trenwick's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick to establish a 100% valuation allowance against its deferred tax asset related to its U.S. and U.K. operations during 2002. The initial establishment of a 100% valuation allowance against Trenwick's deferred tax asset during 2002 increased Trenwick's provision for income taxes and net loss by $150.2 million or $4.08 per share. The maintenance of a full valuation allowance against Trenwick's net deferred tax asset through December 31, 2002 further increased Trenwick's provision for income taxes and net loss by $65.1 million. Trenwick management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis.

Liquidity and Capital Resources

Cash Flows

Trenwick is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick's principal source of ongoing funding consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries. Trenwick's principal use of cash has been operating expenses and dividends paid to its shareholders. Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited, Trenwick's U.S. and U.K. holding companies, have utilized cash in order to service their respective debt obligations; LaSalle Re Holdings has used cash to pay dividends on its preferred shares. Trenwick's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase investment securities.

Trenwick and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, Bermuda and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

On December 3, 2002 Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which, among other things, Trenwick America Re is prohibited from paying any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Department of Insurance.

On November 29, 2002, Trenwick announced that it had elected to suspend, with immediate effect and for an indefinite period of time, dividends or distributions payable on its outstanding common and convertible preferred shares, the preferred shares of LaSalle Re Holdings, and on the capital securities of Trenwick's U.S. capital trust.

Cash provided by Trenwick's operating activities in 2002 was $106.6 million compared to $63.2 million in 2001 and cash used in operating activities of $16.7 million in 2000. The increase in cash flow from operations can be mainly attributed to the growth in premium writings in Trenwick's U.S. and U.K. operations. Additionally, catastrophe loss payments in LaSalle following the events of September 11, 2001 were not significant in 2002. Loss payments from this event are expected to be significant in 2003 and 2004. The liability portion of aviation losses arising from the events of September 11, 2001 are expected to be paid over an extended period. The increases over 2000 cash flows from operations can be attributed to the inclusion in 2002 and 2001 of the full year results of Trenwick following the Trenwick/LaSalle business combination. Trenwick expects that cash flow from operations will decrease significantly in future years.

Cash for financing activities in 2002 included $195.2 million related to the repayment of Trenwick's term loan facility, offset in part by $40.0 million in proceeds from the issuance of Trenwick's Series B Cumulative Convertible Perpetual Preferred Shares to European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company.

Dividends Paid

Trenwick paid a dividend of $0.04 per common share in each of the first three quarters of 2002, in each of the four quarters of 2001 and in the fourth quarter of 2000. Trenwick Group Inc. paid a quarterly dividend of $.26 per common share in the first three quarters of 2000. LaSalle Re Holdings paid a quarterly dividend of $.55 per share on its Series A preferred shares in each of the first three quarters of 2002 and in each of the four quarters of both 2001 and 2000. On November 29, 2002, Trenwick announced that it had suspended Trenwick's common share dividend and LaSalle Re Holdings' preferred stock dividend with immediate effect and for an indefinite period.

Financings, Financing Capacity and Capitalization

Trenwick's total debt to capital ratio (indebtedness divided by the sum of indebtedness, minority interest, convertible preferred stock and shareholders' equity) was 22.7% on December 31, 2002 and 31.2% on December 31, 2001. The decrease is primarily due to the repayment of Trenwick's term loan facility in 2002, offset in part by the decrease in shareholders' equity.

Trenwick's financing obligations generally include debt and lease payment obligations. At December 31, 2002, annual principal payments required by Trenwick, through 2007, relating to these financing obligations are as follows (monetary amounts in tables expressed in thousands of United States dollars):

                                                         Payments Due by Period
                                           ----------------------------------------------------
Contractual                                Less than        1-3           4-5         After 5
Obligations                    Total         1 Year        Years         Years         Years
                             ----------    ----------    ----------    ----------    ----------
Indebtedness and minority
   Interest                  $  162,350    $   75,000    $       --    $    1,000    $   86,350
Operating leases                 16,757         5,669         6,889         3,498           701
Total contractual cash
                             ----------    ----------    ----------    ----------    ----------
   Obligations               $  179,107    $   80,669    $    6,889    $    4,498    $   87,051
                             ==========    ==========    ==========    ==========    ==========

Trenwick's other commercial commitments principally consist of a secured letter of credit facility under which letters of credit totaling $91.0 million at year end 2002 have been issued in favor of ceding insurance companies to secure LaSalle Re's obligations under various reinsurance contracts. In connection with the support of three Lloyd's syndicates, LaSalle Re has posted letters of credit in the amount of $13.9 million at year-end 2002. At year-end 2002, $120.7 million of debt securities were pledged as collateral for these letters of credit. To the extent that liabilities at Lloyd's are paid in the ordinary course of business, the standby letters of credit included in the table below will not be drawn upon and will expire without creating a liability to Trenwick. The amounts and expiration of Trenwick's other commercial commitments are as follows (monetary amounts in table expressed in thousands of United States dollars):

                                                               Expiration Periods
                                           ----------------------------------------------------
Other Commercial                           Less than        1-3           4-5         After 5
Commitments                    Total         1 Year        Years         Years         Years
                             ----------    ----------    ----------    ----------    ----------
Lines of credit              $    4,428    $    4,428    $       --    $       --    $       --
Standby letters of credit       288,151         3,753        87,951       196,447            --
                             ----------    ----------    ----------    ----------    ----------
Total commercial
   Commitments               $  292,579    $    8,181    $   87,951    $  196,447    $       --
                             ==========    ==========    ==========    ==========    ==========

Trenwick does not have any material off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with Trenwick or its related parties.

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constituted an event of default under Trenwick's credit agreement. In addition, increases in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business, prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December, Trenwick has entered into three additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements for any future event of default. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

In connection with the Trenwick/LaSalle business combination, Trenwick America assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% Senior Notes, which are due April 1, 2003. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Interest on the notes is payable semi-annually at a rate of 6.7%. Effective November 29, 2002, Trenwick America suspended payment of interest on these obligations, however interest continues to be charged to operations. Trenwick anticipates that it will be unable to make the principal payment due on April 1, 2003 and has entered into discussions with the senior note holders concerning a proposed restructuring or amendment of the senior notes to extend the maturity thereof. There can be no assurance that an agreement will be reached by April 1, 2003. If such agreement cannot be reached, the Company will be in default under the terms of the senior notes. Additionally, even if the senior notes are restructured, Trenwick expects that, in order to repay the principal amount of the senior notes, it will be required to seek additional financing, engage in asset sales, subsidiary dividends or similar transactions. There can be no assurance that Trenwick will be successful in such efforts.

Trenwick America also assumed, effective September 27, 2000, Trenwick Group Inc.'s $113.4 million 8.82% Junior Subordinated Deferrable Interest Debentures held by Trenwick Capital Trust I (the "Trust") in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the debentures, Trenwick America is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell Re Corporation ("Chartwell Re") in 1999, Trenwick Group Inc. became the successor obligor under Chartwell Re's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0 up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of unpaid claims and claims expenses related to business written by Trenwick's subsidiary, Inscorp, prior to 1996. The contingent interest notes mature on June 30, 2006.

During the years ended December 31, 2002 and 2001 Trenwick recorded $18.3 million and $9.9 million, respectively, of adverse development related to the subject business. As a result, the carrying value of the contingent interest notes at December 31, 2002 has been reduced to the minimum principal value of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At December 31, 2002, Trenwick was in compliance with these covenants.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to CCC- and by Moody's Investors Service to Ca. Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades.

Series B Convertible Preferred Stock

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Limited under a $100 million catastrophe equity put option. The catastrophe equity put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put option enabled Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140 million in catastrophe losses as defined under the catastrophe equity put option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe equity put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

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

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%. At December 31, 2002, the Series B Shares were rated D by Standard & Poor's.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain events or the failure of Trenwick to maintain certain levels of capital. As of December 31, 2002, the Series B Shares would be settled with approximately 12.2 million common shares upon conversion.

Common Share Transactions

In November 2000, Trenwick's Board of Directors authorized the repurchase of one million common shares. Trenwick did not repurchase any of its common shares in 2002, 2001 or 2000 other than 18,646 and 18,162 shares repurchased in connection with the vesting of restricted shares in 2002 and 2001, respectively.

Trenwick issued 48,464, 209,954 and 1,405 common shares in 2002, 2001 and 2000, respectively, pursuant to employee compensation, direct compensation, stock purchase and stock option plans and on exercises of warrants. In the year ended December 31, 2000, prior to the Trenwick/LaSalle business combination, LaSalle Re Holdings issued 22,167 common shares under employee compensation, stock purchase and stock option plans.

Restrictions on Certain Payments within Trenwick

Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations without prior approval by the insurance regulatory authorities. As previously discussed, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common and preferred shares, the preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick from making certain payments without the Banks' approval.

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which, among other things, Trenwick America Re is prohibited from paying any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Insurance Commissioner or her designee. On November 29, 2002, Trenwick announced that it had elected to suspend, with immediate effect and for an indefinite period of time, dividends or distributions payable on its outstanding common and convertible preferred shares, preferred shares of LaSalle Re Holdings, and on the capital securities of Trenwick Capital Trust I. Since the ability of Trenwick to meet both its operating needs in the short term as well as its obligations in the long-term is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs.

Reinsurance

Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. Trenwick enters into reinsurance and retrocessional agreements to reduce its net liability on individual risks, protect against catastrophic losses and maintain acceptable loss ratios. Trenwick remains liable in the event that the reinsurer is unable to meet its obligation; however, Trenwick holds partial collateral under several of these agreements in order to mitigate the risk. Letters of credit, trust accounts and funds withheld in the aggregate amount of $294.6 million (including interest) have been arranged in favor of Trenwick collateralizing reinsurance recoverables with respect to certain retrocessionaires.

Trenwick America Re has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include three treaties for its treaty property business, which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick

America Re's maximum retention generally does not exceed $7.75 million per occurrence on property catastrophe business. From 1989 to 1999, Trenwick America Re purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Re with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios on an accident year basis. Trenwick America Re did not purchase an aggregate excess of loss ratio treaty after 1999.

Trenwick Managing Agents, as part of its business strategy, has historically purchased a significant amount of reinsurance for the Lloyd's syndicates it manages. Reinsurance is generally purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

In 2002, LaSalle Re purchased two excess of loss programs that provided coverage of $20 million in excess of the first $30 million of losses per occurrence and $5 million in excess of the first $50 million of losses per occurrence both of which, as of April 1, 2002, were retroceded as part of the sale of LaSalle Re's in-force reinsurance business. A third excess of loss program, which provided coverage of $25 million in excess of the first $100 million of losses per occurrence for a four year period with a yearly aggregate limit of $50 million and a contract aggregate limit of $150 million, was commuted by LaSalle Re in December 2002.

In 2001, LaSalle Re purchased three excess of loss programs which provide coverage of $20 million in excess of the first $30 million of losses per occurrence, $5 million in excess of the first $50 million of losses per occurrence and $25 million in excess of the first $75 million of losses per occurrence.

LaSalle Re had purchased an excess of loss program which provides coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. This contract was cancelled effective December 31, 2000.

LaSalle Re has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses.

Trenwick International, as is customary with companies operating in the London market, purchased large amounts of reinsurance. Reinsurance and retrocessional coverage was customized for each class of business. During 1998, following an increase in its share capital, Trenwick International increased its retention of business by reducing the amount of reinsurance it buys, principally proportional reinsurance treaties with its former parent.

Reinsurance was purchased that was specifically tailored to each of the specialty programs underwritten by the insurance subsidiaries of Canterbury Financial Group Inc.

In connection with the acquisition of Chartwell Re Corporation ("Chartwell") by Trenwick in 1999, Chartwell's insurance company subsidiaries purchased an aggregate excess of loss reinsurance agreement providing up to $100 million in coverage against unanticipated increases in Chartwell's reserves for business written on or before October 27, 1999, the date of completion of the acquisition of Chartwell. Within the $100 million maximum, the protection was limited to $100 million for increased reserves attributable to Chartwell's Lloyd's operations, $25 million for increased reserves attributable to catastrophe and year 2000 losses and $50 million for increased reserves attributable to asbestos and environmental coverage losses. The aggregate excess of loss reinsurance agreement is not cancelable by the reinsurers, London Life and Scandinavian Re, and their obligations have been secured by a trust account. The premium paid for this aggregate excess of loss reinsurance agreement was $56 million, and the $100 million coverage limit was exhausted during the 2000 year.

Trenwick remains liable with respect to insurance and reinsurance ceded in the event that the reinsurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by the operating company's security committee. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business is not conducted with reinsurers or retrocessionaires who are not currently approved by the security committee.

Of Trenwick's $1.8 billion in reinsurance recoverable balances as of December 31, 2002, $1.0 billion relates to Trenwick Managing Agents' insurance underwriting operations at Lloyd's, which rely heavily on reinsurance in its insurance underwriting, particularly for the aviation business it underwrites. Approximately $221.2 million of this balance comes directly from the aviation losses from the September 11, 2001 terrorist attacks. Of LaSalle Re's $40.1 million in reinsurance recoverable balances, $25.0 million relates to the September 11, 2001 terrorist attacks. Trenwick's United States specialty program insurance segment has $225.5 million in reinsurance recoverable balances. Finally, $173.2 million of the total relates to finite reinsurance coverage and $333.1 million relates to operational reinsurance for Trenwick America Re ($242.5 million) and Trenwick International ($90.6 million).

The finite reinsurance balances of $173.2 million as of December 31, 2002, net are due from five reinsurers and are collateralized, both with funds held and letters of credit. The operational reinsurance balances of $1.6 billion are for paid losses ($255.6 million, or 16%) and unpaid losses, including both incurred reported losses and incurred but not reported losses ($1,374.2 million, or 84%). Allowances for uncollectible balances of $80.4 million have been recorded, including $37.2 million on paid losses (13% of the paid losses) and $43.2 million on unpaid losses (3% of the unpaid losses). In the ordinary course of business, losses are paid to insureds prior to any recovery on reinsurance.

The operational reinsurance balances are recoverable from a broadly diversified group of companies with 61 reinsurers comprising 96% of the total of $1.6 billion as of December 31, 2002. Of these 61 reinsurers, 74% are rated A- or better by Standard & Poor's, or A.M. Best if no Standard & Poor's rating is available. The decrease from prior years in the percentage of Trenwick's reinsurers which are rated A- or higher reflects a significant number of downgrades by the rating agencies of insurance and reinsurance companies in recent years.

Critical Accounting Policies

The accounting policies described below are those Trenwick considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Trenwick in preparing its financial statements is included in the Notes to the Consolidated Financial Statements and the note references are included below.

Unpaid Claims and Claims Expenses

Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of estimated salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Workers' compensation indemnity liabilities that are considered fixed and determinable are discounted using an interest rate of 3.5%. Reserves for unpaid claims and claims expenses, by their very nature, do not represent an exact calculation of the liability and, while Trenwick has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining year-end reserves but may develop differently than currently estimated include:

      o September 11, 2001 related claims, particularly with respect to catastrophe coverage underwritten in LaSalle Re;

      o     United Kingdom liability claims;

      o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

      o     Directors and Officers liability insurance in the United States;

      o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

      o Claims liabilities also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage;

      o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $1.8 billion at year-end 2002, Trenwick has a significant exposure to collectibility issues.

Trenwick's management continually evaluates the potential for changes in unpaid claims and claims expenses to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. In recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while Trenwick has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such loss estimates, either upward or downward, will occur in the future.

Management believes that Trenwick's claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Trenwick's ultimate liability will not vary significantly from amounts reserved. The uncertainties in and the risk factors associated with the claims reserves at December 31, 2002 are similar to the uncertainties at prior year ends. However, given Trenwick's current surplus levels, it is now less financially equipped to handle these uncertainties should there be adverse development in the loss reserves. Reserves for Trenwick's participation in Lloyd's syndicates through its Lloyd's corporate members are included in the year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1996 reinsured into the 1997 open year. Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1999, 2000 and 2001.

Reinsurance Recoverable Balances

Trenwick purchases reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick estimates the amount of uncollectible receivables from its reinsurers each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick's reinsurers, and other relevant information. Estimates of uncollectible reinsurance amounts are reviewed quarterly, and changes are recorded in the period they become known. A significant change in the level of uncollectible reinsurance amounts would have a significant effect on Trenwick's results of operations and financial position. Also see Note 7 of Notes to the Consolidated Financial Statements.

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in shareholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

Trenwick seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, Trenwick attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur and Trenwick had to liquidate investments prior to their maturity, it may incur realized losses and the effect on Trenwick's results of operations could be significant. Also see Note 8 of Notes to the Consolidated Financial Statements.

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick's results from operations are significant. As of December 31, 2002, Trenwick had increased its valuation allowance by $215.3 million, so as to record a valuation allowance for the full amount of its net deferred tax asset. Trenwick's Bermuda operations are not subject to income tax. Also see Note 10 of Notes to be Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with Trenwick's business activities as of December 31, 2002 and 2001. Trenwick's primary market risk exposures are:

o foreign currency exchange risk, in particular the U.S. dollar to the British pound sterling;

o interest rate risk on fixed and variable rate U.S. dollar and British pound sterling denominated short and long-term instruments; and

o     equity price risk.

With respect to Trenwick's investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Trenwick selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

As of December 31, 2002, Trenwick's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents less than 4% of total investments and cash, and therefore management believes that the exposure to credit risk is not material. Trenwick has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

The borrowings of Trenwick are summarized in Note 9 to the financial statements, and under the caption "Financings, Financing Capacity and Capitalization" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that Trenwick will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick's international operations and securities denominated in foreign currencies. Trenwick generally conducts its international businesses through foreign operating entities which generally maintain assets and liabilities in local currencies, substantially limiting exchange rate risk to net assets denominated in the foreign currency. Trenwick's foreign currency denominated net assets are principally in British pounds sterling. At December 31, 2002 and December 31, 2001, Trenwick's net assets of foreign subsidiaries was approximately $45 million and $(44) million, respectively. Foreign debt securities and foreign cash on deposit were $17 million and $5 million, respectively, at December 31, 2002.

Trenwick's reinsurance, international insurance and Lloyd's operations all have exposures to movements in various currencies around the world (particularly the British pound sterling, the Euro and the Canadian dollar) as such businesses are denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick's balance sheet, statement of operations and statement of cash flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick is exposed as of December 31, 2002 would have decreased the fair value of Trenwick's foreign denominated net assets by approximately $6 million, which was comprised primarily of exposure to the British pound sterling. At December 31, 2001, the same 10% shift in foreign currency exchange rates would have resulted in a potential loss in fair value of approximately $4 million.

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

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $21.0 million and $60.2 million at December 31, 2002 and December 31, 2001, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $19.0 million and $56.0 million at December 31, 2002 and December 31, 2001, respectively.

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

Trenwick's equity portfolio at December 31, 2002, totaled $9 million of common equity investments. Trenwick's potential exposure on equity securities is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at December 31, 2002 which would have resulted in a $1 million loss. An immediate 10% drop in equity prices across all equity securities holdings from those prevailing at December 31, 2001 would have resulted in a $2 million loss.

The fair value estimates shown are based on the composition of the equity security portfolio at year-end and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such events.

Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on Trenwick's results cannot be accurately known until claims are ultimately settled.

Accounting Standards

Effective January 1, 2002, Trenwick adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required Trenwick's Bermuda holding company, LaSalle Re Holdings to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick conducted both market value and cash flow tests and, as a result, recorded a $53.2 million write off of all of Trenwick's remaining goodwill as a cumulative effect of an accounting change as of January 1, 2002.

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which Trenwick intends to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities (SPE's) could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPE's would be removed. Because Trenwick has not traditionally engaged in the types of securitization vehicles within the scope of FIN 46, management does not believe adoption of the interpretation will impact future results.

                           FUTURE BUSINESS OPERATIONS

The future operations of Trenwick and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick may be required to dispose of one or all of its operating units in order to satisfy its obligations to creditors and regulatory requirements. In addition, under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick and its subsidiaries are subject to financial and operational restrictions which limit Trenwick's flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick and its subsidiaries have unpaid reimbursement obligations to the Banks with respect to the letters of credit.

The result of the foregoing is that the future operations of Trenwick, at least in the next several years, are likely to consist substantially of the sale or management in runoff of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of Trenwick's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

                                  RISK FACTORS

You should carefully consider the risks described below regarding us and our common shares. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur or continue to occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common shares could decline further.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to our financial statements as at and for the twelve months ended December 31, 2002, that substantial doubt exists as to our ability to continue as a going concern.

Trading of our common shares and the Series A Preferred Shares of LaSalle Re Holdings has been suspended by the New York Stock Exchange.

The New York Stock Exchange has suspended for trading, pending application to the Securities and Exchange Commission, our common shares and the Series A Preferred Shares of our subsidiary LaSalle Re Holdings for failure to meet the New York Stock Exchange's minimum listing requirements. Our common shares and the Series A Preferred Shares of LaSalle Re Holdings were quoted on the Over-The-Counter (OTC) Bulletin Board beginning on Tuesday, March 25, 2003.

In light of the significant developments and other factors referred to in this Report, which have materially and adversely impacted Trenwick, its operations and its future prospects as well as the amount of indebtedness versus the capital base of Trenwick, it is unlikely that the common shares of Trenwick will realize significant value in the near term, if at all. As a result, it is possible that a market will not continue in the common shares of Trenwick, in which case the liquidity of the securities may be severely limited.

We are unable to pay dividends and will continue to be unable to do so for the foreseeable future.

In connection with other actions being taken in the fourth quarter of 2002, on November 7, 2002, our Board of Directors elected to suspend the payment of dividends to holders of our common shares effective immediately and for an indefinite period of time. In addition, our credit agreement has been amended to prohibit us from paying dividends without the approval of our lenders, and we are prohibited from paying dividends as the result of the deferral of dividend payments on our Series A Preferred Shares, Series B Preferred Shares and the capital securities of Trenwick America. We do not expect to be able to pay dividends to holders of our common shares for the foreseeable future.

If potential events of default under our credit facility are not cured or waived by our lenders, there is substantial doubt as to our ability to continue as a going concern.

We currently have outstanding $182.5 million of letters of credit issued by the banks under our credit facility. We are obligated to reimburse the banks for any amounts drawn on these letters of credit, and for related fees and expenses. No amounts have been drawn on the letters of credit to date. The banks have provided us with several waivers of potential defaults and extensions of deadlines under the credit facility, but we presently do not have the liquidity necessary to satisfy the banks by the deadlines that have been imposed. If the potential events of default occur and are not waived, there is substantial doubt as to our ability to continue as a going concern. In addition, we have entered into many covenants in the senior credit facility and related agreements that limit our ability to take certain actions without the consent of the banks, including our ability to borrow money, to make particular types of investments or other restricted payments (including dividend payments), to sell our assets, or to merge or consolidate. These restrictions significantly limit our financial and operational flexibility.

We are unable to repay $75 million in senior notes outstanding which are due April 1, 2003, and are required to replace, refinance or restructure these notes by that date.

We are engaged in continuing discussions with the holders of our senior notes regarding a restructuring of our senior notes. At this time we do not have sufficient liquidity to pay the principal amount of $75 million due on April 1, 2003, and we do not believe that we will be able to replace, refinance or restructure the notes by this date. If we are unable to secure a waiver or extension of this deadline, and either the banks under our credit facility or the senior noteholders determine to exercise the rights available to them upon this failure, we and/or one or more of our subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

We have issued convertible preferred shares that may result in substantial dilution to existing common shareholders and/or a change in control of the Company. We do not have the ability to control settlement of these convertible preferred shares.

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, we issued Series B Shares to European Re for a purchase price of $40 million. These Series B Shares are convertible into our common shares upon the occurrence of certain events, including our failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Our net worth is below $225 million, and in the event that it remains below that amount through April 19, 2003, European Re will be able to convert the Series B Shares into common shares upon not less than 60 days' notice to us, and substantial dilution to existing common shareholders will occur. In addition, depending on the conversion ratio of preferred shares to common shares, which is based upon the trading price of our common shares and the book value and number of shares converted, this conversion could result in European Re obtaining control of our company subject to compliance with applicable insurance regulation.

We are a holding company and substantially all of our assets are held in our insurance company subsidiaries. These assets are generally unavailable to pay the debts of the holding company and there is substantial uncertainty as to whether we will ultimately receive any value from our insurance company subsidiaries.

We are a holding company with no material assets other than the stock of our operating subsidiaries. Our ability to meet our debt and securities obligations and our ability to pay dividends to our shareholders will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from our operating insurance company subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. We are required to maintain specified minimum levels of capital and surplus and risk-based capital at our U.S. insurance subsidiaries, which could restrict their ability to pay us dividends, even if the dividends were permitted by relevant insurance laws and regulations. We do not expect the majority of our operating subsidiaries will be able to pay dividends or advance or repay any funds to us in the foreseeable future, which would prevent us from making payments on our debt or securities obligations.

We are in discussions with insurance regulators concerning capital impairment and other issues relating to our insurance company subsidiaries, and these regulators may institute supervision, rehabilitation, conservation or liquidation proceedings with respect to these subsidiaries.

We have been engaged in discussions with the insurance regulators of the jurisdictions in which our United States and Bermuda insurance company subsidiaries are domiciled, and with the FSA in the United Kingdom. We have been required to restrict our Connecticut insurance company subsidiary from taking certain actions such as paying dividends or disposing of assets, and we have been required to submit a plan of action to eliminate the statutory capital impairment at our New York insurance company subsidiary. The New York Insurance Department ("NYID") has indicated that the NYID would expect to impose restrictions on our New York insurance company subsidiary that are at a minimum similar to those imposed by the Connecticut Insurance Department on our Connecticut subsidiary. Trenwick has also been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by Inscorp in 2002 were in contravention of New York regulatory requirements. As a result, Inscorp and Trenwick may be the subject of regulatory action brought by the NYID. In addition, the Bermuda Monetary Authority has restricted the license of our Bermuda insurance company subsidiary to prohibit it from writing any new business without its prior written approval. Each of these regulators, as well as regulators in the United Kingdom and the State of North Dakota, may act independently of one another with respect to the insurance company domiciled in its jurisdiction. Any action by an insurance regulator, such as the commencement of voluntary or involuntary supervision, rehabilitation, conservation or liquidation proceedings with respect to one of these companies, could precipitate additional actions by the other insurance regulators. In the event of any such proceedings, it is unlikely that the assets of the insurance companies will be available to satisfy each others' liabilities, or the liabilities of Trenwick.

Our insurance company subsidiaries are no longer rated by A.M. Best Company.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. As a result of recent events, our insurance company subsidiaries are no longer rated by A.M. Best. These ratings reflect A.M. Best's opinion of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. The lack of ratings will adversely affect our ability to market our insurance and reinsurance products and will have a significant and adverse effect on our future prospects for growth and profitability.

We are writing substantially all of our United States business as agent for a highly rated unaffiliated insurance company under an arrangement that is terminable at will. If this arrangement is terminated, we may be unable to find a replacement carrier and would have no ongoing business in the United States.

The Chubb underwriting facility, under which Trenwick America Re is acting as agent for Chubb, represents virtually all of our ongoing United States business. The facility is terminable at will by either party, and there can be no assurance that upon its expiration it will be renewed, or that we would be able to enter into similar arrangements with another highly rated carrier were the Chubb facility to terminate. In addition, the facility is structured in such a way that we will not derive any profit commissions from it until 2006, if at all.

Our financial strength ratings have been significantly downgraded by Standard & Poor's, Moody's Investor Services and Fitch.

Our senior debt and other ratings have been downgraded significantly by Standard & Poor's, Moody's Investor Services and Fitch, to "CCC-", "Ca" and "C", respectively. These ratings generally reflect the ratings services' views that our business prospects and financial flexibility are very limited and their substantial doubt as to our ability to restructure our senior debt. In addition, these downgrades significantly and negatively affect our ability to raise capital and to negotiate favorable terms in restructuring our debt.

Several of the business lines from which we historically derived a significant portion of our revenue have ceased to write new business and are in runoff.

We have placed three of our operating businesses, worldwide property catastrophe reinsurance, international specialty insurance and reinsurance and United States specialty program insurance, into runoff. Little or no new business is being written in these lines. These three lines provided approximately 40% of our gross premiums written in 2002. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of these operations, we do not expect them to contribute significantly to our revenue or results of operations and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of these operations.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of several senior executive officers in the last nine months. A number of executives positions at Trenwick, including our Acting Chief Executive Officer, are now being filled by consultants under short term arrangements. Our ability to operate our business has been, and will continue to be, dependent on our ability to retain the services of our existing key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has made it and likely will continue to make it difficult to retain key employees.

Our reinsurers may not satisfy their obligations to us.

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of December 31, 2002, our reinsurance recoverable balance was approximately $1.8 billion. Our subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the insurers of their liability to the insureds. In addition, reinsurers may be unwilling to pay our insurance company subsidiaries even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our subsidiaries' cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of any of our insurance company subsidiaries, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

In the fourth quarter of 2002 we increased our loss reserves for unpaid claims and claims expenses by $107 million, which followed other reserve increases earlier in 2002. The reserve increases reflect a reassessment of our reserves in light of recent reported loss activity trends across our major business groups.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves, as well as estimates of future trends in claims severity, frequency and other factors. Establishing an appropriate level of loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income or increase our net loss in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our loss reserves and have a material adverse effect on our results of operations or our financial condition in general.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage in business, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. As a result of the events of the past several months, we are presently in discussions with, or subject to orders issued by, insurance regulators in all of the jurisdictions in which we and our insurance company subsidiaries are domiciled. Our inability to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws, regulations or orders could result in further restrictions on our ability to do business and could subject us to fines and other sanctions including the ceasing of our ongoing operations.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply may result in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, on November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. The law expires automatically at the end of 2005. Currently there is a great deal of uncertainty as to what effect the law will have on the insurance industry. We are currently unable to predict the extent to which the foregoing and other new initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting. At the same time, threats of further terrorist attacks and the military initiatives and political unrest in the Middle East and Asia have adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased in recent months, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. Applicable insurance laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance company, the insurance change of control laws of Connecticut, New York and North Dakota would likely apply to such a transaction.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Bermuda Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors. Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest pursuant to the Companies Act provided that the director is not disqualified from doing so by the chairman of the meeting. Under Delaware law, such transaction would not be voidable if:

      o The material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

      o Such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

      o The transaction was fair as to the corporation as of the time it was authorized, approved or ratified.

Certain Transactions with Significant Shareholders. As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from our board of directors but without obtaining prior approval from our shareholders.

Shareholders' Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class ctions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, courts would review acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud or dishonesty of such director or officer.

Indemnification of Directors and Officers. Under Bermuda law and our bye-laws, we may indemnify our directors, officers or any other person appointed to a committee of the board of directors (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or sustained by such person by reason of any act done, concurred in or omitted in the conduct of our business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter in which any of such persons is found, in a final judgment or decree not subject to appeal, to have committed fraud or dishonesty.

Trenwick is a Bermuda company and it may be difficult for you to enforce judgments against it or its directors and executive officers.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our current and former directors and officers may reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Further, there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Trenwick Group Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) 1 on page 144, present fairly, in all material respects, the financial position of Trenwick Group Ltd. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) 2 on page 144, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is currently required to repay certain senior notes by April 1, 2003 and collateralize with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003. At this time, the Company does not have sufficient available liquidity to repay the senior notes or collateralize the letters of credit. As discussed in
Note 14 to the financial statements, certain insurance subsidiaries of the Company do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 15 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2003

                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
       (Amounts expressed in thousands, except share and per share data)

                           December 31, 2002 and 2001

                                                                               2002            2001
                                                                           -----------     -----------
ASSETS:
Debt securities available for sale, at fair value                          $ 1,492,834     $ 1,960,600
Equity securities, at fair value                                                 8,849          24,164
Cash and cash equivalents                                                      814,235         331,350
Accrued investment income                                                       19,223          38,278
Premiums receivable                                                            519,866         535,281
Reinsurance recoverable balances, net                                        1,803,011       1,411,469
Prepaid reinsurance premiums                                                   262,802         197,169
Deferred policy acquisition costs                                              127,200         115,870
Net deferred income taxes                                                           --         139,926
Goodwill                                                                            --          41,653
Security deposit held by Chubb                                                  50,207              --
Other assets                                                                   179,755         132,795
                                                                           -----------     -----------
Total assets                                                               $ 5,277,982     $ 4,928,555
                                                                           ===========     ===========

LIABILITIES:
Unpaid claims and claims expenses                                          $ 3,718,124     $ 3,032,748
Unearned premium income                                                        721,624         612,290
Reinsurance balances payable                                                   374,397         225,255
Indebtedness                                                                    76,498         291,263
Other liabilities                                                              126,549         125,554
                                                                           -----------     -----------
Total liabilities                                                            5,017,192       4,287,110
                                                                           -----------     -----------

MINORITY INTEREST:
Mandatorily redeemable preferred capital securities of subsidiary
 trust holding solely junior subordinated debentures of U.S. subsidiary         68,320          68,119
Minority interest in preferred shares of LaSalle Re Holdings Limited            75,000          75,000
                                                                           -----------     -----------
Total minority interest                                                        143,320         143,119
                                                                           -----------     -----------

CONVERTIBLE PREFERRED STOCK                                                     40,000              --

COMMON SHAREHOLDERS' EQUITY:
Common shares, $0.10 par value, 36,801,545
 and 36,845,141 shares issued and outstanding                                    3,680           3,685
Additional paid in capital                                                     576,567         578,018
Deferred compensation under share award plans                                   (2,615)         (4,766)
Retained earnings (accumulated deficit)                                       (492,343)       (101,830)
Accumulated other comprehensive income                                          (7,819)         23,219
                                                                           -----------     -----------
Total common shareholders' equity                                               77,470         498,326
                                                                           -----------     -----------
Total liabilities, minority interest and shareholders' equity              $ 5,277,982     $ 4,928,555
                                                                           ===========     ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
          Consolidated Statement of Operations and Comprehensive Income
             (Amounts expressed in thousands, except per share data)
                  Years Ended December 31, 2002, 2001 and 2000,

                                                                       2002            2001            2000
                                                                   -----------     -----------     -----------
 REVENUES:
 Net premiums earned                                               $   978,905     $   889,506     $   302,749
 Net investment income                                                 105,038         129,114          58,715
 Net realized investment gains (losses)                                 48,044           8,796          (1,386)
 Other income                                                            4,448           3,389           1,477
                                                                   -----------     -----------     -----------
 Total revenues                                                      1,136,435       1,030,805         361,555
                                                                   -----------     -----------     -----------
 EXPENSES:
 Claims and claims expenses incurred                                   881,535         827,405         227,707
 Policy acquisition costs                                              267,913         273,066          78,603
 Underwriting expenses                                                 107,543          79,016          31,891
 General and administrative expenses                                    14,354          21,926           6,349
 Loss on sale of LaSalle's in-force reinsurance business                20,133              --              --
 Interest expense and subsidiary preferred share dividends              36,016          39,142          11,775
 Foreign currency losses                                                 8,875           2,452           1,015
                                                                   -----------     -----------     -----------
 Total expenses                                                      1,336,369       1,243,007         357,340
                                                                   -----------     -----------     -----------
 Income (loss) before income taxes, other minority interest
         and cumulative effect of change in accounting principle      (199,934)       (212,202)          4,215
 Other minority interest in subsidiary net income                           --              --             839
                                                                   -----------     -----------     -----------
 Income (loss) before income taxes and cumulative
   effect of change in accounting principle                           (199,934)       (212,202)          3,376
 Applicable income taxes (benefit)                                     143,128         (57,805)         (6,075)
                                                                   -----------     -----------     -----------
 Net income (loss) before cumulative effect of
   change in accounting principle                                     (343,062)       (154,397)          9,451
 Cumulative effect of change in accounting principle                   (41,653)             --              --
                                                                   -----------     -----------     -----------
  Net income (loss)                                                   (384,715)       (154,397)          9,451
  Preferred share dividends                                              1,384              --           4,923
                                                                   -----------     -----------     -----------
  Net income (loss) available to common shareholders               $  (386,099)    $  (154,397)    $     4,528
                                                                   ===========     ===========     ===========
 EARNINGS PER COMMON SHARE:
 Basic and diluted earnings (loss) per share                       $    (10.49)    $     (4.19)    $      0.21
                                                                   ===========     ===========     ===========
 COMPREHENSIVE INCOME (LOSS):
 Net income (loss)                                                 $  (384,715)    $  (154,397)    $     9,451
                                                                   -----------     -----------     -----------
 Other comprehensive income (loss):
    Net unrealized investment gains (losses)                           (26,584)         10,299          26,956
    Foreign currency translation adjustments                            (4,455)         (4,374)         (1,253)
                                                                   -----------     -----------     -----------
    Total other comprehensive income (loss)                            (31,039)          5,925          25,703
                                                                   -----------     -----------     -----------
 Comprehensive income (loss)                                       $  (415,754)    $  (148,472)    $    35,154
                                                                   ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                      Consolidated Statement of Cash Flows
                        (Amounts expressed in thousands)
                  Years Ended December 31, 2002, 2001 and 2000,

                                                         2002            2001            2000
                                                     -----------     -----------     -----------
OPERATING ACTIVITIES:
Premiums collected, net of acquisition costs         $ 1,396,647     $ 1,037,848     $   294,874
Ceded premiums paid, net of acquisition costs           (516,613)       (311,272)       (101,519)
Claims and claims expenses paid                       (1,136,422)       (865,288)       (266,991)
Claims and claims expenses recovered                     381,987         182,453          66,270
Underwriting expenses paid                              (116,705)        (91,304)        (50,837)
Net investment income received                           134,425         147,822          57,176
Other income received, net of other expenses paid         (1,398)          1,891          (2,671)
General and administrative expenses paid                 (19,500)        (22,707)         (3,002)
Interest expense and subsidiary
  preferred share dividends paid                         (20,290)        (33,565)        (10,280)
Income taxes recovered                                     4,510          17,349             278
                                                     -----------     -----------     -----------
Cash from (for) operating activities                     106,641          63,227         (16,702)
                                                     -----------     -----------     -----------
INVESTING ACTIVITIES:
Debt securities sales                                  1,736,677       1,062,125         393,235
Debt securities maturities                               982,435         284,017          92,596
Equity securities sales                                   16,421          99,359          29,337
Debt securities purchases                             (2,153,343)     (1,469,136)       (370,680)
Equity securities purchases                                 (166)         (2,597)        (29,270)
Cash acquired in business combination                         --              --         188,917
Security deposit paid to Chubb                           (50,000)             --              --
Effect on cash of exchange rate translation               17,664          (4,372)          2,239
Other investing activities                                (6,533)         (8,475)           (867)
                                                     -----------     -----------     -----------
Cash from (for) investing activities                     543,155         (39,079)        305,507
                                                     -----------     -----------     -----------
FINANCING ACTIVITIES:
Indebtedness proceeds                                         --          14,000          24,000
Indebtedness issuance costs paid                          (1,942)         (1,474)         (1,834)
Indebtedness repayment                                  (200,252)           (647)             --
Capital securities purchases                                  --          (8,462)         (9,902)
Common share sales proceeds                                  157             418             460
Share and option repurchases                                (161)           (397)         (3,176)
Equity put option premium payments                            --          (1,319)           (825)
Preferred share dividends paid                              (298)             --          (4,923)
Issuance of convertible preferred shares                  40,000              --              --
Common share dividends paid                               (4,415)         (5,918)         (1,468)
                                                     -----------     -----------     -----------
Cash from (for) financing activities                    (166,911)         (3,799)          2,332
                                                     -----------     -----------     -----------
Change in cash and cash equivalents                      482,885          20,349         291,137
Cash and cash equivalents, beginning of period           331,350         311,001          19,864
                                                     -----------     -----------     -----------
Cash and cash equivalents, end of period             $   814,235     $   331,350     $   311,001
                                                     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
               (Amounts expressed in thousands, except share data)
                 Years Ended December 31, 2002, 2001 and 2000,

                                                             2002          2001          2000
                                                          ---------     ---------     ---------
Shareholders' equity, beginning of period                 $ 498,326     $ 652,187     $ 361,960

Preferred and common shares and and
 additional paid in capital:
Common shares sold under employee and
 director stock purchase plan                                   157           174           247
Common shares repurchased                                      (161)         (397)           --
Restricted common shares canceled                            (1,451)         (619)          (64)
Compensation recognized under employee plans                     --           405           247
Equity put option cost recognized,
 net of applicable minority interest                             --        (1,319)         (742)
Common shares issued in business combination                     --            --       343,005
Preferred shares reclassified to minority
 interest in business combination                                --            --       (75,000)
Minority interest change                                         --            --          (684)
Common shares issued on exercise of
 options and warrants                                            --           243           143
Common shares issued under director
 and employee compensation plan                                  --            29             7
Restricted common shares awarded                                 --         4,119            --
Deferred compensation under share award plan
Compensation expense recognized,
  net of applicable minority interest                           795         1,394           597
Restricted common shares canceled                             1,357           619            64
Compensation deferred, net of
  applicable minority interest                                   --        (4,119)       (2,803)
Minority interest change                                         --            --             2
Minority interest acquired in business combination               --            --           (73)

Retained earnings (accumulated deficit):
Net income (loss)                                          (384,715)     (154,397)        9,451
Common share dividends declared                              (4,415)       (5,918)       (1,468)
Shares repurchased on exercise of share options                  --            --        (2,439)
Dividends on convertible preferred stock                     (1,384)           --            --
Preferred share dividends declared
  prior to business combination                                  --            --        (4,923)
Minority interest change                                         --            --          (176)

Accumulated other comprehensive income:
Other comprehensive income (loss)                           (31,039)        5,925        25,703
Minority interest change                                         --            --            24
Minority interest acquired in business combination               --            --          (891)
                                                          ---------     ---------     ---------
Common shareholders' equity, end of period                $  77,470     $ 498,326     $ 652,187
                                                          =========     =========     =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
                   Notes to Consolidated Financial Statements
        (Amounts expressed in thousands, except share and per share data)
                  Years Ended December 31, 2002, 2001 and 2000,

Note 1 Organization and Basis of Presentation

      Organization

      Trenwick Group Ltd. ("Trenwick") was formed as a holding company in Bermuda to acquire two publicly held companies and the minority interest in a subsidiary of one of those companies. That transaction, in which Trenwick issued common shares to acquire LaSalle Re Holdings Limited ("LaSalle Re Holdings"), Trenwick Group Inc. and the minority interest in LaSalle Re Limited ("LaSalle Re"), was completed on September 27, 2000. Trenwick Group Inc. had earlier acquired another publicly held company, Chartwell Re Corporation ("Chartwell"), on October 27, 1999 (the "Trenwick/Chartwell business combination"). More details of the Trenwick/LaSalle business combination are disclosed in Note 2.

      Trenwick's principal subsidiaries underwrite specialty insurance and reinsurance. More details on business segments and geographic information are disclosed in Note 6.

      Basis of Presentation

      These financial statements include the accounts of Trenwick and its subsidiaries after elimination of significant intercompany accounts and transactions. Trenwick's subsidiary, Trenwick Managing Agents, acts as a managing agent at Lloyd's for syndicates to which capital is primarily provided by Trenwick through its wholly owned subsidiaries. Trenwick does not hold an ownership interest in the Lloyd's syndicates it manages, however due to the fact that Trenwick manages the operations of the syndicates to which it provides capital and therefore has the ability to exert significant influence over the results of operations, Trenwick includes in its financial statements the assets and liabilities and revenues and expenses of the Lloyd's syndicates which Trenwick Managing Agents manages in proportion to the percent of capital provided by Trenwick through its wholly owned subsidiaries (i.e., for the 2002 year of account, Trenwick through its wholly owned subsidiaries provided 100% of the capital to syndicate 839 and therefore consolidated 100% of the syndicates' assets, liabilities, and results of operations). Certain items in prior years' financial statements have been reclassified to conform to the current presentation.

      These financial statements were prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

      The accompanying financial statements have been prepared assuming Trenwick will continue as a going concern. As discussed in Note 9 to the financial statements, Trenwick is currently required to repay certain senior notes by April 1, 2003 and collateralize, with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit or repay the senior notes. As discussed in Note 14 to the financial statements, certain insurance subsidiaries of Trenwick do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The assets and liabilities of operations whose functional currency is other than the United States dollar are translated at the rates of exchange at the balance sheet dates. Revenues and expenses of these operations are translated at the average exchange rates during each period. The effects of these translation adjustments, net of applicable income taxes, are recorded as a cumulative translation adjustment within other comprehensive income. Transaction gains and losses on currencies other than the United States dollar are included in operations. Disclosures included in the Notes to the Consolidated Financial Statements denominated in United Kingdom pounds sterling (pound) have been converted to United States dollars at various rates based upon various factors, including in some cases the date of the transaction described.

      The business combination between LaSalle Re Holdings and Trenwick Group Inc. has been treated as a purchase by LaSalle Re Holdings of Trenwick Group Inc. and of the minority interest in LaSalle Re. Accordingly, in these financial statements, the minority interest in net income of LaSalle Re has been eliminated from October 1, 2000, and the revenues and expenses of Trenwick Group Inc. are included from October 1, 2000.

      Other significant accounting policies are presented in italics within the appropriate footnotes.

Note 2 Trenwick/LaSalle Business Combination

Business Combinations

      On December 19, 1999, LaSalle Re Holdings, LaSalle Re and Trenwick Group Inc. signed a definitive agreement to combine under a new holding company, Trenwick. On September 27, 2000, following shareholder and regulatory approval, the newly formed Trenwick issued 36,668,594 of its common shares on a one-for-one, tax-free basis to the former shareholders of LaSalle Re Holdings (15,634,394 shares, including 26,656 restricted shares issued under share award plans), the minority shareholders of LaSalle Re, then a 77.5% owned subsidiary of LaSalle Re Holdings (4,797,649 shares), and the former shareholders of Trenwick Group Inc. (16,236,551 shares, including 224,331 restricted shares issued under share award plans).

      The Trenwick/LaSalle business combination was accounted for as a purchase by LaSalle Re Holdings of the minority interest in LaSalle Re and of Trenwick Group Inc. Under the purchase basis of accounting, the purchase price ($346,178) was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition; the unallocated excess was recorded as goodwill. Recent changes in accounting for goodwill and its amortization are described in
      Note 15.

Note 3 Property Catastrophe Business of LaSalle Re Limited

      Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re, to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the year ended December 31, 2002 are $11,523 in ceding commissions earned on the quota share with Endurance, as well as $6,012 in amortization of acquisition costs on the related assumed business.

      In connection with this transaction, Trenwick recorded the following non-recurring revenues and expenses during the year ended December 31, 2002:

      Minimum proceeds related to sale of renewal rights                           $  8,000
      Accelerated amortization of reinsurance contracts not transferred in sale     (20,949)
      Legal expenses and investment banking fees                                     (4,370)
      Severance and related expenses                                                 (2,814)
                                                                                   --------
         Net loss on sale of LaSalle Re's in-force reinsurance business            $(20,133)
                                                                                   ========

Note 4 Lloyd's Capital Transaction

      On October 4, 2002, Trenwick Managing Agents Limited (formerly Chartwell Managing Agents Limited) ("Trenwick Managing Agents"), Trenwick's managing agent at Lloyd's of London, entered into an agreement with National Indemnity Company ("NICO"), a member of the Berkshire Hathaway group of insurance companies. This agreement enabled Trenwick Managing Agents to increase the total premium capacity of Syndicate 839, its primary managed syndicate at Lloyd's, by (pound)141,250 ($227,413) for the 2002 year of account. NICO provided (pound)62,500 ($99,325) in premium capacity through (pound)25,000 ($39,730) of additional Lloyd's funding and (pound)78,750 ($125,150) in premium capacity through a qualifying quota share reinsurance facility, (an outward reinsurance arrangement placed by a Lloyd's syndicate that has the effect of increasing the written premium capacity of that syndicate and which is subject to certain regulatory criteria and guidelines, including minimum standards for the rating, net assets and jurisdiction of the reinsurer) both for the 2002 year of account. In return for its capital support, NICO will receive a 41.4% share of the net underwriting result of Syndicate 839 for the 2002 year of account before ceding commissions and profit sharing. Under the terms of its capital support, NICO is not exposed to losses in prior years of account. Refer to Note 9 for a description of the letter of credit agreement supporting Trenwick's Lloyd's operations.

      On November 4, 2002, Trenwick Managing Agents entered into a second agreement with NICO, which was amended on December 23, 2002, and which enabled Syndicate 839 to have an authorized premium capacity of (pound)328,100 ($ 528,241), before qualifying quota share, for the 2003 year of account. Under the terms of the amended December 2002 agreement, NICO has agreed to provide (pound)75,600 ($120,143) in premium capacity for the 2003 year of account, by increasing its additional funding to (pound)49,786 ($79,120). Of the premium capacity, (pound)62,500 ($99,325)
      is being applied to the aviation insurance line of Syndicate 839's business and

      (pound)13,100 ($20,818) is being applied to most of the remaining property and casualty insurance and reinsurance lines. The amended agreement also provides Trenwick Managing Agents an option for the premium capacity being supplied by NICO to the aviation line of Syndicate 839 to be increased to (pound)100,000 ($158,920), for which NICO will be required to deposit further additional funding at Lloyd's. Exercise of the option is contingent upon certain conditions having been satisfied at the time of the exercise of the option, including the retention of certain key employees, the obtaining of independent broker verification as to the size of the aviation market, and the approval of final contract wording. NICO will receive shares of the net underwriting results from each of these lines of Syndicate 839's business in proportion to the premium capacity provided. Trenwick Managing Agents paid NICO non-refundable fees totaling (pound)3,100 ($4,926) in connection with NICO's commitment to provide capital for the 2003 year of account.

      On December 24, 2002, Trenwick announced that it had entered into a definitive agreement with its Lloyd's letter of credit providers with respect to the renewal of $182,500 of letters of credit supporting Trenwick's participation at Lloyd's for the 2003 year of account. The agreement with the letter of credit providers states that Trenwick must pay to the letter of credit providers certain fees and 15% of the profits earned on the 2002 and 2003 Lloyd's years of account. Refer to Note 9 for a description of the letter of credit agreement supporting Trenwick's Lloyd's operations.

Note 5 Chubb Underwriting Facility

      On October 25, 2002, Trenwick's subsidiary Trenwick America Reinsurance Corporation ("Trenwick America Re") entered into an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb") under which Trenwick America Re will cause, subject to Chubb's approval, all of its new and renewing United States reinsurance business during the term of the underwriting facility to be underwritten by Trenwick America Re as agent on behalf of Chubb, which will issue the reinsurance. Chubb's approval will not be unreasonably withheld. The underwriting facility permits Trenwick America Re to underwrite up to $400,000 of United States reinsurance business as agent on behalf of Chubb through January 31, 2004. The underwriting facility does not preclude Chubb from writing any business outside of the facility. As further described below, the profit commission to Trenwick America Re, if any, will be paid by Chubb beginning in the first quarter of 2006.

      Pursuant to the underwriting facility, which was effective November 1, 2002, the parties will jointly adjust and settle any claims arising under the business underwritten, provided that Chubb will retain final claim settling authority. Trenwick America Re has agreed that during the term of the underwriting facility Trenwick America Re will not underwrite on behalf of any other third party without Chubb's approval. Chubb has entered into a non-competition agreement with Trenwick America Re restricting Chubb from renewing certain business underwritten through the facility for one year following the termination of the underwriting facility. Either party may terminate the underwriting facility prospectively at any time. Termination of the facility or any modification thereof that is deemed by Trenwick's letter of credit agreement providers to be materially adverse constitutes an event of default under the credit agreement (refer to Note 9 for details of the credit agreement). All premiums collected from the underwriting facility are required to be paid directly to Chubb.

      Chubb will receive as a fronting fee either five percent of gross written premium on two-thirds of the business underwritten through the underwriting facility, or $15,000 whichever is greater. To date, Trenwick America Re has paid $10,000 of this amount to Chubb, and additional payments of $1,250 are due to be paid by Trenwick America Re at the end of each calendar quarter of 2003. Trenwick America Re is entitled to receive a monthly expense reimbursement equal to 2.0% of the gross written premiums underwritten on behalf of Chubb collected during the applicable month. The total expense reimbursement payable to Trenwick America Re is subject to a cap of $6,500. The minimum total expense reimbursement is $5,500 unless the underwriting facility is terminated prior to the expiration of its term, in which case it will be prorated based on the amount of time the underwriting agreement was in effect.

      The notional "experience account" established with respect to the underwriting facility equals premiums collected (net of ceding commission and reinsurance brokerage), plus investment credit on the experience account balance, plus recoverable reinsurance payment, less paid losses and loss adjustment expenses, expense reimbursements, Chubb's fronting fee, and reinsurance premiums paid (net of ceding commission). The experience account will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The investment credit will be calculated each March 31, June 30, September 30 and December 31 and will be based upon the average daily balance in the experience account during the applicable three-month time period.

      Chubb will receive one-third and Trenwick America Re will receive two-thirds of any profits generated by the underwriting facility, including underwriting profits and investment income. The profit commission will equal two-thirds of the experience account, and will be paid on the following payment schedule:

      March 31, 2006         25% of cumulative indicated profit commission

      September 30, 2006     50% of cumulative indicated profit commission,
                             less prior profit commission paid

      March 31, 2007         75% of cumulative indicated profit commission,
                             less prior profit commission paid

      September 30, 2007     100% of cumulative indicated profit commission,
                             less prior profit commission paid

      For purposes of calculating the profit commission, the experience account will be adjusted to account for unpaid claims and claims expenses (case reserves, incurred but not reported and additional case reserves.)

      Trenwick America Re has also agreed to reinsure Chubb for 100% of all losses in excess of premiums collected less certain expenses. To secure its reinsurance obligations to Chubb, Trenwick America Re has posted a $50,000 security deposit with Chubb. Trenwick America Re is required to pay additional amounts to Chubb for the security deposit, so that the security deposit is equal to the greater of $50,000 or the amount of Trenwick America Re's reinsurance obligations. Given the long-term nature of the stop-loss reinsurance agreement, the amount of the cash deposit may be greater than Trenwick America Re's obligations under the stop-loss reinsurance agreement. The security deposit will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The amount of the security deposit in excess of certain decreasing amounts over time will be returned to Trenwick America Re on a payment schedule beginning March 31, 2006, provided that at such times Trenwick America Re has an A.M. Best rating of "A-" or better. On January 12, 2012, regardless of whether Trenwick

      America Re has reacquired an "A-" rating from A.M. Best, that portion of the security deposit that exceeds the positive difference (if any) of Trenwick America Re's obligations minus the amount in the experience fund, will be returned to Trenwick America Re.

      An "event of default" by Trenwick America Re under the Chubb facility would occur if creditors attach or take possession of any material amount of Trenwick America Re's assets, or if Trenwick America Re voluntarily or involuntarily enters into rehabilitation, dissolution, winding-up, liquidation, administration or reorganization proceedings under applicable bankruptcy, insolvency or similar law. Upon the occurrence of an event of default by Trenwick America Re, no profit commission will be paid and no reductions in the amount of collateral will be made until the event of default ceases, or January 1, 2012, which ever is earlier. At that time, the profit commission payment schedule and collateral reduction schedules will recommence at the point at which the event of default occurred.

      Since November 1, 2002, the effective date of the Chubb facility, Trenwick America Re has written approximately, $126,890 in gross premiums under the facility. To date, almost all of the bound premiums have been renewal business.

Note 6 Segment and Geographic Information

      Segment Information

      During the first quarter of 2002, Trenwick amended the basis in which operating segments are reported. The continuing Lloyd's syndicates managed by Trenwick and the International Specialty Insurance and Reinsurance operations were combined into one operating segment and the United States based property and casualty reinsurance and Bermuda based property catastrophe reinsurance operations were combined into one segment called Reinsurance. These changes were made to conform to changes in Trenwick's management and operational structure.

      For the years ended December 31, 2002, 2001 and 2000, Trenwick reported its specialty property and casualty insurance and reinsurance business in the following business segments:

      o Reinsurance, which includes treaty reinsurance on United States property and casualty risks and worldwide property catastrophe reinsurance. United States treaty reinsurance is written principally through Trenwick America Re and includes the run-off of reinsurance business formerly written by Chartwell Insurance Company (which merged with and into Trenwick America Re effective December 31, 2002) and The Insurance Corporation of New York. In addition, the Reinsurance segment includes the results of the Chubb underwriting facility. The remainder of Trenwick's reinsurance segment consists of property catastrophe reinsurance written by LaSalle Re on a worldwide basis until it ceased underwriting effective April 1, 2002. (See
      Note 3)

      o International operations, which includes Trenwick's Lloyd's operations as well as United Kingdom specialty insurance and treaty and facultative reinsurance. Trenwick's Lloyd's operations are conducted through its wholly owned subsidiary Trenwick Managing Agents, which manages underwriting syndicates at Lloyd's, almost exclusively for Trenwick's own account. The United Kingdom specialty insurance and facultative reinsurance was principally written by Trenwick International Limited ("Trenwick International"), which wrote business on a worldwide basis until it ceased underwriting new business effective November 29, 2002. During 2002, renewals of certain lines of business previously underwritten by Trenwick International including, among others, general aviation and commercial property, were underwritten by Trenwick's Lloyd's entities following downgrades in Trenwick International's financial strength ratings by Standard & Poor's.

      o United States specialty program insurance, which was written principally through its United States subsidiary, Canterbury Financial Group, Inc. and its operating subsidiaries, The Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick ceased underwriting substantially all United States specialty program insurance effective October 30, 2002.

      Excluded from the aforementioned segments are Trenwick's Lloyd's syndicates in runoff and Excess and Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes insurance and reinsurance that was either sold or non-renewed. The ECRA Pool was a New York state licensed insurance pool that underwrote multi-line property and casualty business until it ceased underwriting in 1983. The losses incurred by the ECRA pool included asbestos and environmental risks for those periods. Trenwick America Re participated in the ECRA Pool during pool years 1978 to 1982, while The Insurance Corporation of New York participated during pool years 1950 to 1967.

      The following tables present business segment and other financial information for Trenwick as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000:

                                                              December 31,
                                                           2002          2001
                                                        ----------    ----------
      Total assets:
      Reinsurance                                       $1,780,339    $2,259,616
      International operations                           2,645,332     1,915,314
      U.S. specialty program insurance                     757,988       561,991
      Lloyd's syndicates runoff and ECRA pool runoff        59,023        99,021
      Unallocated                                           35,300        92,613
                                                        ----------    ----------
      Total assets                                      $5,277,982    $4,928,555
                                                        ==========    ==========

                                                                  Year Ended December 31,
                                                            2002            2001            2000
                                                        -----------     -----------     -----------
      Total revenues:
      Reinsurance                                       $   467,182     $   457,346     $   219,914
      International operations                              509,770         462,479         112,436
      U.S. specialty program insurance                      161,503          97,178          14,696
      Lloyd's syndicates runoff and ECRA pool runoff            171           9,482          14,239
      Unallocated                                            (2,191)          4,320             270
                                                        -----------     -----------     -----------
      Total revenues                                    $ 1,136,435     $ 1,030,805     $   361,555
                                                        ===========     ===========     ===========

      Net income (loss):
      Reinsurance                                       $   (96,854)    $    (8,781)    $    29,828
      International operations                             (144,400)        (94,296)         (9,832)
      U.S. specialty program insurance                      (37,476)             44            (135)
      Lloyd's syndicates runoff and ECRA pool runoff        (14,688)        (17,256)         (5,396)
      Unallocated interest expense and
        subsidiary  preferred share dividends               (20,188)        (27,944)         (6,404)
      Other unallocated                                     (29,456)         (6,164)          1,390
      Change in accounting principle                        (41,653)             --              --
                                                        -----------     -----------     -----------
      Net income (loss)                                 $  (384,715)    $  (154,397)    $     9,451
                                                        ===========     ===========     ===========

      Revenues from transactions between operating segments have been eliminated in consolidation. Other unallocated consists mainly of general and administrative expenses and income taxes of Trenwick and its non-insurance subsidiaries.

      Geographic Information

      The following table presents Trenwick's gross premiums written allocated to the geographic region in which the risks originated:

                                                     Year Ended December 31,
                                                2002          2001          2000
                                             ----------    ----------    ----------
      Gross premiums written:
      United States                          $  992,061    $  797,262    $  205,819
      United Kingdom                            248,251       317,895       115,273
      Europe, excluding United Kingdom          127,645       133,762        20,429
      Australia, New Zealand and Far East        42,160        31,578        13,934
      Other                                     164,405       171,758        73,189
                                             ----------    ----------    ----------
      Gross premiums written                 $1,574,522    $1,452,255    $  428,644
                                             ==========    ==========    ==========

Note 7 Underwriting Activities

      Premiums

      Insurance and reinsurance premiums on contracts are accrued on an estimated basis throughout the term of such contracts. For retrospectively rated and other experience rated reinsurance contracts, premiums are estimated and accrued based on the difference between total unpaid claims and claims expenses before and after the experience under the contract (the with-and-without method). Premium estimates are made based on statistical and other data and record subsequent adjustments in the period in which they become known. Short-duration contracts are accounted for as reinsurance when they provide indemnification against loss or liability relating to insurance risk and as deposits when they do not.

      Insurance and reinsurance premiums (net of reinsurance ceded) are earned on a pro-rata basis over the related contract period. A liability for unearned premium income is recorded for the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than the date of the balance sheet. Premium income for insurance business and excess of loss reinsurance is computed using pro-rata methods. With respect to proportional business, our estimates of future coverage and the related premium are computed based on reports received from ceding companies. Premium recognition on this business is matched on a pro-rata basis to the applicable period of coverage based upon these reports. Reinsurance premiums are recorded as prepaid expenses amortized over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, accruals are made based on loss experience through the date of the balance sheet.

      The components of premiums written and earned follow:

                                            Year Ended December 31,
                                      2002            2001          2000
                                  -----------     -----------     ---------

      Assumed premiums written    $   562,752     $   579,000     $ 249,910
      Direct premiums written       1,011,770         873,255       178,734
                                  -----------     -----------     ---------
      Gross premiums written        1,574,522       1,452,255       428,644
      Ceded premiums written         (583,021)       (481,937)     (126,012)
                                  -----------     -----------     ---------
      Net premiums written        $   991,501     $   970,318     $ 302,632
                                  ===========     ===========     =========

      Assumed premiums earned     $   525,786     $   490,126     $ 301,640
      Direct premiums earned          974,120         831,869       116,998
                                  -----------     -----------     ---------
      Gross premiums earned         1,499,906       1,321,995       418,638
      Ceded premiums earned          (521,001)       (432,489)     (115,889)
                                  -----------     -----------     ---------
      Net premiums earned         $   978,905     $   889,506     $ 302,749
                                  ===========     ===========     =========

      Policy Acquisition Costs

      Policy acquisition costs consist primarily of commissions and brokerage expenses that vary with and are primarily related to the acquisition of business. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed on a quarterly basis to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

      The components of policy acquisition costs follow:

                                                        Year Ended December 31,
                                                    2002          2001          2000
                                                 ---------     ---------     ---------
      Gross policy acquisition costs deferred    $ 386,780     $ 358,564     $ 209,764
      Ceded policy acquisition costs deferred     (107,537)      (70,051)      (39,208)
                                                 ---------     ---------     ---------
      Net policy acquisition costs deferred      $ 279,243     $ 288,513     $ 170,556
                                                 =========     =========     =========

      Policy acquisition costs expensed          $ 267,913     $ 273,066     $  78,603
                                                 =========     =========     =========

      Commissions on cessions to retrocessionaires earned by Trenwick of $83,041, $69,142 and $13,959 for the 2002, 2001 and 2000 years, respectively, were recorded as a reduction to gross policy acquisition costs.

      Claims and Claims Expenses

      Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of estimated salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Workers' compensation indemnity liabilities that are considered fixed and determinable are discounted using an interest rate of 3.5%. Reserves for unpaid claims and claims expenses by their very nature, do not represent an exact calculation of the liability and, while Trenwick has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

      The components of net claims and claims expenses incurred are as follows:

                                                              Year ended December 31,
                                                        2002            2001            2000
                                                    -----------     -----------     -----------
      Gross claims and claims expenses incurred     $ 1,250,259     $ 1,554,813     $   325,761
      Ceded claims and claims expenses incurred        (368,724)       (727,408)        (98,054)
                                                    -----------     -----------     -----------
      Net claims and claims expenses incurred       $   881,535     $   827,405     $   227,707
                                                    ===========     ===========     ===========

      The following table presents a reconciliation of the beginning and ending balances of net liabilities for unpaid claims and claims expenses. The gross liabilities for unpaid claims and claims expenses at period ends are as reflected in the balance sheet. The net liabilities for unpaid claims and claims expenses reflect deductions for reinsurance recoverable on unpaid claims and claims expenses, also as reflected in the balance sheet.

                                                                              Year ended December 31,
                                                                       2002            2001            2000
                                                                    -----------     -----------     -----------
      Net unpaid claims and claims expenses, beginning of period    $ 1,621,970     $ 1,375,156     $   172,576
                                                                    -----------     -----------     -----------

      Net unpaid claims and claims expenses
        of  Lloyd's syndicates ownership acquired and of
        Trenwick Group Inc. at date of acquisition, respectively         78,817              --       1,220,989
                                                                    -----------     -----------     -----------

      Provision, net of reinsurance recoverable:
         Claims incurred in the current period                          596,476         716,525         215,555
         Claims incurred prior to the current period                    303,379         120,773          17,523
                                                                    -----------     -----------     -----------
               Total provision                                          899,855         837,298         233,078
                                                                    -----------     -----------     -----------

      Payments, net of reinsurance:
        Claims incurred in the current period                          (105,393)       (142,475)        (54,826)
        Claims incurred prior to the current period                    (537,420)       (439,799)       (204,484)
                                                                    -----------     -----------     -----------
         Total payments                                                (642,813)       (582,274)       (259,310)
                                                                    -----------     -----------     -----------

      Foreign currency translation adjustment to net
        unpaid claims and claims expenses                                81,634          (8,210)          7,823
                                                                    -----------     -----------     -----------
      End of period:
        Net unpaid claims and claims expenses                         2,039,463       1,621,970       1,375,156
      Reinsurance recoverable on unpaid claims
        and claims expenses                                           1,659,441       1,390,955         999,968
                                                                    -----------     -----------     -----------
        Gross unpaid claims and claims expenses                     $ 3,698,904     $ 3,012,925     $ 2,375,124
                                                                    ===========     ===========     ===========

      Unpaid claims and claims expense at year end 2002 and 2001 of $3,718,124 and $3,032,748, respectively, include amounts approved for payment but unpaid at year end 2002 and 2001 ($19,220 and $19,823, respectively). These amounts are reflected in the above table as payments within the period when approved for payment by Trenwick. Reinsurance recoverables on unpaid claims and claims expenses at year end 2002 and 2001 of $1,803,011 and $1,411,469, respectively, include amounts recoverable on losses that have been paid by Trenwick but for which reimbursements have not been received from ceding companies at year end 2002 and 2001 ($255,611 and $156,373, respectively). These amounts are reflected in the above table as receipts within the period when approved. In addition, the 2002 and 2001 provisions for claims and claims expenses incurred of $881,535 and $827,405, respectively, include benefits related to reductions in the liability under the contingent interest notes ($18,320 and $9,893, respectively). These amounts are not reflected in the above table. The amount in the above table reflected as net unpaid claims and claims expenses of Lloyd's syndicates ownership required represents the reinsurance liabilities incurred to close out prior years of account of syndicates for which Trenwick provided a greater percentage of the capital in 2002 than in 2001. Workers' compensation claims subject to discounting were $4,678 and $3,998, respectively, at year end 2002 and 2001, and the related discount was $1,464 and $1,145, respectively.

      During the year ended December 31, 2002, Trenwick recorded increases in claims and claims expenses related to prior years of $303,379. Of this amount, approximately $27,408 related to adverse development on property losses stemming from the September 11, 2001 terrorist attacks. The remaining $275,971 of loss reserve increases are a result of the reassessment of reserve levels, a culmination of work completed by both Trenwick's internal actuaries and independent actuarial consultants in all of Trenwick's businesses, described in detail below. Of the reserve increases recorded, approximately $169,422 or 61.4%, relates to Trenwick's U.S. treaty reinsurance operations and principally impacts the most recent accident years, 1999 to 2001, where deterioration has occurred across all lines of business. A significant portion of the deterioration arose in the general liability and asbestos and environmental lines of business. Trenwick's U.S. specialty program insurance, now in runoff, contributed approximately $45,527, or 16.5% of the reserve increases recorded in 2002. This deterioration was concentrated in a small number of programs and related primarily to general liability business. Of the remaining reserve increases recorded, $51,573 emanated from Trenwick's international liability business written through Trenwick International, now in runoff. The last significant component of the increases on prior years' reserves for unpaid claims and claims expenses was recorded by Trenwick Managing Agents, which contributed $30,826 of the reserve increases. These increases related primarily to the financial institutions and professional indemnity lines of business written through Trenwick's Lloyd's syndicates. These reserve increases were offset in part by a decrease in reserves for prior years' claims at LaSalle Re of $15,477.

      As a result of deterioration in loss reserve indications during the first nine months of 2002, Trenwick engaged external actuarial consultants during the fourth quarter to assist management in reviewing reserves for December 31, 2002. Based on the results of our external and internal actuarial studies, significant reserve adjustments of $106,600 were recorded in the fourth quarter of 2002.

      With respect to the 2002 provision for claims incurred prior to the current period, approximately 87% related to claims occurring between 1998 and 2001 and was spread across multiple lines of business. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick when it originally wrote the business and subsequently re-estimated reserves for this business.

      During the year ended December 31, 2001, claims in the current period include an estimated loss from the September 11, 2001 terrorist attacks of $366,300 before reinsurance recoverable of approximately $268,100. The principal losses related to aviation risks underwritten by Trenwick's operations at Lloyd's and property and related risks, including business interruption, underwritten by LaSalle Re. Trenwick's estimate of its losses from aviation risks from the September 11, 2001 terrorist attacks is based on two maximum losses and two partial losses. Estimates of its property and related losses is based on two maximum losses and two partial losses. Estimates of Trenwick's property and related losses are based on an assessment of individual policies which it has determined have exposure to the September 11, 2001 terrorist attacks. This assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedant loss estimates.

      Claims incurred in 2001 also included other catastrophe losses totaling $24,000. The largest of these losses was tropical storm Allison and storms affecting the Midwest United States amounting to $10,500 and the November 12, 2001 American Airlines crash in Queens, New York of $7,800.

      In 2001, Trenwick recorded a net increase $110,880 (net of recoveries under the contingent interest note of $9,893) in estimates for claims occurring in prior accident years. The increase in 2001 is principally due to reserve strengthening recorded on business acquired in the Trenwick/LaSalle business combination. This reserve strengthening includes $15,654 related to U.S. casualty treaty reinsurance business, which was underwritten prior to 2001 and $11,530 related to prior participation in the ECRA Pool. In addition, $13,940 of the loss reserve strengthening related to U.S. specialty program insurance. Also included in the reserve strengthening was $20,463 relating principally to directors and officers liability business written through Trenwick's Lloyd's syndicates. Lastly, the reserve strengthening included $48,293 stemming from deterioration in discontinued businesses and reviews of the property insurance and liability business lines written through Trenwick International. The increase in 2000 is principally due to unfavorable development of prior year estimates for LaSalle Re and Trenwick America Re offset in part by favorable development of prior year reserves at the Lloyd's syndicates managed by Trenwick Managing Agents. The increase in 2000 reflects a deterioration in market conditions since 1997.

      Inflation

      Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and therefore is a factor in determining effective rates of reinsurance and the appropriateness of reserves. The methods used to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses. Due to the inherent uncertainties of estimating unpaid claims and claims expenses, actual claims and claims expenses may deviate, perhaps substantially, from estimates reflected in these financial statements. Management believes that its claim estimation methods are reasonable and prudent and that its unpaid claims and claims expenses at year end 2002 are adequate.

      Latent Injury And Toxic Tort Claims

      The balance of unpaid claims and claims expenses also includes provisions for latent injury or toxic tort claims such as asbestos that cannot be estimated with traditional techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. During the year ended December 31, 2002, Trenwick increased its asbestos and environmental ("A&E") reserves by $28,997. In making its reserve estimates, management considered that this addition to A&E reserves resulted in a three-year survival ratio (calculated as the A&E reserves at year-end divided by the average annual A&E payments over the previous 3 calendar years and represents the number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) of 12.9, which is higher than the property and casualty insurance ratio at December 31, 2001 as reported by A.M. Best and which Trenwick believes is consistent with levels of companies that have recorded A&E adjustments in 2002.

      The estimate of net unpaid claims and claims expenses for asbestos and environmental claims at year end 2002 and 2001 was $112,006 and $91,050, respectively, comprising gross unpaid claims and claims expenses of $145,048 and $118,688, net of reinsurance recoverable on unpaid claims and claims expenses of $33,042 and $27,638. During the years ended December 31, 2002, 2001 and 2000, payments of A&E related claims and claims expenses were $7,025, $10,110 and $10,457, respectively. The above figures include liabilities emanating from Trenwick's participation in the ECRA Pool.

      Reinsurance

      Reinsurance and retrocessional agreements are entered into to reduce our exposure on individual risks, catastrophic losses and other large losses in all lines of business. Trenwick remains primarily liable in the event that reinsurers fail to meet their obligations, however, Trenwick holds collateral under some of these agreements which would serve to offset a substantial portion of the liability should the reinsurer fail to pay. Reinsurance contracts which do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and interest income or interest expense are credited or charged to them according to contract terms.

      Trenwick America Re's reinsurance treaties consist principally of property catastrophe reinsurance treaties. Trenwick International and Trenwick Managing Agents, as is customary with companies operating in the London Market and Lloyd's, have purchased larger amounts of reinsurance to protect themselves. Canterbury Financial Group Inc. has purchased specific reinsurance programs for each of the programs underwritten by its insurance companies.

      From 1989 to 1999, Trenwick America Re purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Re with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios. Trenwick America Re did not purchase an aggregate excess of loss ratio treaty after 1999 when its reinsurance philosophy was modified and it began using specific retrocessional and property catastrophe protections to manage its underwriting results, and to eliminate the use of aggregate stop loss coverages to provide capital enhancement. Interest expense on funds held under these facilities is recorded as an investment expense, and is included in the funds held offset at year end 2002 and 2001.

      At the time of the closing of the merger of Trenwick Group Inc. and Chartwell (October 27, 1999), Chartwell purchased a reinsurance policy from London Life and Casualty Reinsurance Co. Ltd. and Scandinavian Reinsurance Co. Ltd. providing for up to $100,000 in coverage in order to indemnify Trenwick Group Inc. against unanticipated increases in Chartwell's reserves for business written on or before the date the merger was completed. Amounts recoverable under the agreement are presented gross in the balance sheet at both year end 2002 and 2001 as reinsurance recoverable on unpaid claims and claims expenses ($91,970) and miscellaneous accounts receivable, included in other assets ($8,030). The related benefit for losses ceded to the agreement was reflected as a reduction to claims and claims expenses incurred and the benefit related to other underwriting balances was reflected as a reduction to underwriting expenses in the historical financial statements of Trenwick Group Inc.

      In 2002, LaSalle Re purchased two excess of loss programs which provided coverage of $20,000 in excess of the first $30,000 of losses per occurrence and $5,000 in excess of the first $50,000 of losses per occurrence both of which, as of April 1, 2002, were retroceded to Endurance as part of the sale of LaSalle's in-force reinsurance business. A third excess of loss program which provided coverage of $25,000 in excess of the first $100,000 of losses per occurrence for a four year period with a yearly aggregate limit of $50,000 and a contract aggregate limit of $150,000 was commuted by LaSalle Re in December 2002.

      In 2001, LaSalle Re purchased three excess of loss programs which provide coverage of $20,000 in excess of the first $30,000 of losses per occurrence, $5,000 in excess of the first $50,000 of losses per occurrence and $25,000 in excess of the first $75,000 of losses per occurrence.

      Reinsurance recoverable balances, net

      The components of reinsurance recoverable balances, net at year end 2002 and 2001 are as follows:

                                                                 2002          2001
                                                              ----------    ----------
      Paid claims                                             $  255,611    $  156,373
      Unpaid claims and claims expenses, net of funds held
         offset of $112,041 and $135,859                       1,547,400     1,255,096
                                                              ----------    ----------
      Reinsurance recoverable balances, net                   $1,803,011    $1,411,469
                                                              ==========    ==========

      Reinsurance recoverable balances at year end 2002 and 2001 are net of allowances for doubtful accounts of $80,369 and $54,580, respectively, which includes $37,194 and $22,896 for paid claims and $43,175 and $31,684 for unpaid claims and claims expenses, respectively.

      Letters of credit, trust accounts and funds withheld in the aggregate amount of $294,595 (including interest) have been arranged in favor of Trenwick collateralizing reinsurance recoverables with respect to certain retrocessionaires.

Note 8 Investing Activities

      Debt and Equity Security Investments

      All of Trenwick's debt securities have been classified as "available for sale." Both debt and equity securities are reported at estimated fair value principally using quoted market prices or broker dealer quotes. Included in equity securities are limited partnerships in which Trenwick holds greater than a 3% interest, and which are reported at their equity value.

      Fair value and amortized cost or cost of debt and equity securities at December 31, 2002 and 2001 follow:

                                                                2002                        2001
                                                       ------------------------    ------------------------
                                                          Fair                        Fair
                                                         Value          Cost         Value          Cost
                                                       ----------    ----------    ----------    ----------
      U.S. and U.K. federal government
           securities, including agencies              $  732,485    $  721,553    $  443,683    $  435,994
      Other foreign government securities                  95,316        94,387        79,369        77,693
      U.S. municipal government securities                  4,544         3,974           125           125
      Mortgage and other asset-backed securities          277,728       269,604       670,279       652,908
      Corporate and other debt securities                 382,761       390,695       767,144       759,309
                                                       ----------    ----------    ----------    ----------
      Debt securities fair value and amortized cost    $1,492,834    $1,480,213    $1,960,600    $1,926,029
                                                       ==========    ==========    ==========    ==========
      Publicly traded common and preferred stock       $       --    $       --    $   14,619    $    7,865
      Limited partnerships                                  8,849         8,849(1)      9,545         9,545(1)
                                                       ----------    ----------    ----------    ----------
      Equity securities fair value and cost            $    8,849    $    8,849    $   24,164    $   17,410
                                                       ==========    ==========    ==========    ==========

      (1) Amounts represent cost adjusted for changes in equity of the limited partnerships.

      Gross unrealized gains and losses on debt and equity securities at December 31, 2002 and 2001 follow:

                                                              2002                         2001
                                                    ------------------------     ------------------------
                                                      Gains         Losses         Gains         Losses
                                                    ----------    ----------     ----------    ----------
      U.S. and U.K. federal government
        securities, including agencies              $   11,333    $     (405)    $    9,812    $   (2,123)
      Other foreign government securities                  947           (17)         1,946          (270)
      U.S. municipal government securities                 570            --             --            --
      Mortgage and other asset-backed securities         9,496        (1,372)        17,842          (471)
      Corporate and other debt securities                  844        (8,775)        23,111       (15,276)
                                                    ----------    ----------     ----------    ----------
      Debt securities gross gains and losses        $   23,190    $  (10,569)    $   52,711    $  (18,140)
                                                    ==========    ==========     ==========    ==========
      Equity securities gross gains and losses      $       --    $       --     $    6,754    $       --
                                                    ==========    ==========     ==========    ==========

      The fair value and amortized cost for debt securities at year end 2002 are shown below by contractual maturity periods, except mortgage-backed and asset-backed securities which are included based on expected maturity dates. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

                                                   Fair       Amortized
                                                   Value          Cost
                                                ----------    ----------
      Due in one year or less                   $  667,665    $  666,754
      Due after one year through five years        491,306       474,874
      Due after five years through ten years       236,267       226,333
      Due after ten years                           97,596       112,252
                                                ----------    ----------
      Debt securities total maturities          $1,492,834    $1,480,213
                                                ==========    ==========

      Net Investment Income and Net Investment Gains (Losses)

      Investment income, consisting principally of interest and dividends, is recognized when earned, net of investment expenses. In computing interest income, premiums are amortized and discounts are accreted on debt securities utilizing the interest method. The amortization and accretion for mortgage-backed and other asset-backed securities is adjusted, when sufficient information exists to estimate the probability and timing of their prepayments, to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Imputed interest on the funds held offset to reinsurance recoverable is included in investment expense.

      Trenwick generally limits investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick also monitors the creditworthiness of the portfolio, including below investment grade securities, and writes down investments when fair values decline for reasons other than changes in interest rates or other perceived temporary conditions. Realized gains or losses on disposition of investments are determined on the basis of specific identification.

      Sources of net investment income follow:

                                                           Year ended December 31,
                                                     2002          2001          2000
                                                  ---------     ---------     ---------
      Debt securities interest                    $ 113,243     $ 120,866     $  49,518
      Equity securities dividends and earnings         (862)        5,366           421
      Cash and cash equivalents interest              7,113        15,727        10,788
      Other investment income                            17         2,602         2,805
                                                  ---------     ---------     ---------
      Gross investment income                       119,511       144,561        63,532
      Imputed interest expense                       (9,821)      (11,342)       (2,850)
      Other investment expenses                      (4,652)       (4,105)       (1,967)
                                                  ---------     ---------     ---------
      Net investment income                       $ 105,038     $ 129,114     $  58,715
                                                  =========     =========     =========

      Net realized gains (losses) on sales of investments and their effect on net income follow:

                                                       Year ended December 31,
                                                    2002         2001         2000
                                                  --------     --------     --------
      Debt securities realized gains              $ 57,352     $ 24,487     $  1,221
      Equity securities realized gains               8,785        1,132           97
      Debt securities realized losses              (18,093)      (9,159)      (2,658)
      Equity securities realized losses                 --       (7,664)         (46)
                                                  --------     --------     --------
      Net realized investment gains (losses)        48,044        8,796       (1,386)
      Applicable minority interest                      --           --         (450)
                                                  --------     --------     --------

      Net realized investment gains (losses)      $ 48,044     $  8,796     $   (936)
                                                  ========     ========     ========

      During the years ended December 31, 2002 and 2001, Trenwick wrote down the fair value of certain securities by $1,365 and $3,441, respectively and reflected the write-downs as realized losses on investments to recognize declines in value that were other than temporary. No securities were written down during the year ended December 31, 2000.

      Net unrealized gains (losses) on investments and their effect on other comprehensive income (loss) follow:

                                                           2002         2001        2000
                                                         --------     --------    --------
      Debt securities net gains                          $ 17,243     $ 22,904    $ 35,404
      Equity securities net gains (losses)                  2,031        2,285      (2,013)
                                                         --------     --------    --------
      Net investment gains                                 19,274       25,189      33,391
      Applicable minority interest                             --           --         966
                                                         --------     --------    --------
      Net investment gains included in comprehensive
        income before income taxes                         19,274       25,189      32,425
      Applicable income taxes                               8,009        6,370       6,509
                                                         --------     --------    --------
      Net investment gains included in
        comprehensive income (loss)                        11,265       18,819      25,916
      Less net realized investment gains (losses)
        Included in net income (loss)                      37,849        8,520      (1,040)
                                                         --------     --------    --------
      Net unrealized investment gains (losses)
        included in other comprehensive income (loss)    $(26,584)    $ 10,299    $ 26,956
                                                         ========     ========    ========

      Net Unrealized Investment Gains (Losses)

      Unrealized investment gains and losses are calculated as the difference between recorded values (fair value) and amortized cost or cost. Net unrealized investment gains and losses, net of applicable deferred income taxes, are included in common shareholders' equity as accumulated other comprehensive income.

      Components of net unrealized investment gains at year end 2002 and 2001 follow:

                                                      2002        2001
                                                  --------    --------

      Debt securities net unrealized gains        $ 12,621    $ 34,571
      Equity securities net unrealized gains            --       6,754
                                                  --------    --------
      Net unrealized gains before income taxes      12,621      41,325
      Applicable deferred income taxes              10,359      12,479
                                                  --------    --------
      Net unrealized investment gains             $  2,262    $ 28,846
                                                  ========    ========

Note 9 Financing Activities

      Indebtedness, Minority Interest and Convertible Preferred Stock

      Indebtedness and other mandatorily redeemable obligations are recorded at their fair value at the date of the Trenwick/LaSalle business combination or at principal amounts advanced subsequent thereto. Discount on these obligations is accreted utilizing the interest method. The principal amount of Trenwick's contingent interest note obligations is adjusted for any adverse development in the applicable liability for claims and claims expenses. The mandatorily redeemable preferred capital securities held as an investment by a subsidiary (face amount $18,712) are eliminated in consolidation.

      On November 29, 2002 Trenwick announced that it had elected to suspend, with immediate effect and for an indefinite period, payment of dividends on the mandatorily redeemable preferred capital securities of its U.S. subsidiary, on the preferred shares of its Bermuda subsidiary and on its Series B convertible preferred stock.

      The carrying values of indebtedness, minority interest and convertible preferred stock at December 31, 2002 and 2001 follow:

                                                    2002        2001
                                                  --------    --------
      Senior notes                                $ 74,777    $ 73,920
      Senior credit facility                            --     195,035
      Contingent interest notes                      1,721      19,923
      Other debt                                        --       2,385
                                                  --------    --------
         Total indebtedness                         76,498     291,263
                                                  --------    --------
      Mandatorily redeemable preferred
        capital securities of U.S. subsidiary       68,320      68,119
      Preferred shares of
        Bermuda subsidiary                          75,000      75,000
                                                  --------    --------
         Total minority interest                   143,320     143,119
      Convertible preferred stock                   40,000          --
                                                  --------    --------
      Total indebtedness, minority interest
               and convertible preferred stock    $259,818    $434,382
                                                  ========    ========

      Convertible Preferred Shares

      On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Holdings under a $100,000 catastrophe equity put option. The catastrophe equity put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put option enabled Trenwick to raise up to $55,000 of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

      As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140,000 in catastrophe losses as defined under the catastrophe equity put option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55,000 in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put option agreement. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40,000 ($72.73 per share). The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

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

      During the year ended December 31, 2002, Trenwick incurred $1,384 of dividends on the convertible preferred stock. At December 31, 2002, the Series B Shares were rated D by Standard & Poor's.

      The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth as defined under the terms of the Certificate of Designation with respect to Series B Cumulative Convertible Perpetual Preferred Shares equal to at least $225,000 for a period of more than sixty days ("Net Worth Conversion Event"). On February 20, 2003, Trenwick notified European Re that its GAAP net worth at

      December 31, 2002, as defined, was less than $225,000. In the event that the GAAP net worth of Trenwick remains below $225,000 through April 19, 2003, a Net Worth Conversion Event will have occurred and the holders of the Series B Shares will thereafter be able to convert their shares on not less than sixty days notice to Trenwick. Management believes it is unlikely that the GAAP net worth of Trenwick will exceed $225,000 at such time. The conversion price per common share of the Series B shares is the greater of i) the liquidity factor times the average thirty day stock price preceding the conversion date, ii) the liquidity factor times Book Value Per Common Share (as defined) or iii) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

      Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. This option expires on the fifth anniversary of issuance of the Series B Shares.

      The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550,000,000 which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150,000,000 preferred and common shares without prior authorization from the shareholders. Trenwick, therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in the accompanying balance sheet. As of December 31, 2002, the Series B shares would be settled with 12,188,756 common shares upon conversion. The following table details how changes in the price of Trenwick's common shares or changes in book value would affect the settlement amounts:

      Average market
        value of
      common shares                      Book value per share
      --------------  -------------------------------------------------------
                      $0.10-$0.50    $0.51-$1.00    $1.01-$2.00   $2.01-$5.00
                      -----------    -----------    -----------   -----------
                         Range of shares issuable upon conversion (in millions)
       $0.10-$0.50      550 - 110      108 - 55        54 - 28       27 - 11
       $0.51-$1.00      108 - 55       108 - 55        54 - 28       27 - 11
       $1.01-$2.00       54 - 28        54 - 28        54 - 28       27 - 11
       $2.01-$5.00       27 - 11        27 - 11        27 - 11       27 - 11

      Future Minimum Principal Payments on Indebtedness and Minority Interest

      Future minimum principal payments on indebtedness and minority interest at December 31, 2002 follow: 2003, $75,000; 2004, $0; 2005, $0; 2006, $1,000,
      2007, $0 and thereafter $86,350. The foregoing amounts include a principal payment of $75,000 due to the senior note holders on April 1, 2003. Trenwick anticipates that it will be unable to make this payment and has entered into discussions with the senior note holders concerning a proposed restructuring or amendment of the senior notes. There can be no assurance that an agreement relating to this restructuring will be reached by April 1, 2003. If such an agreement is not reached, or a waiver thereof obtained, Trenwick would be in default under the terms of the senior notes.

      Senior Notes

      The senior notes, with a par value of $75,000, are due April 1, 2003, and are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America Corporation ("Trenwick America"), Trenwick's U.S. holding company. Under the terms of the notes, Trenwick America is not restricted from incurring indebtedness, but may not incur secured indebtedness for borrowed money unless it provides an equivalent security interest to the holders of the senior notes. Interest on the notes is payable semi-annually at an annual rate of 6.7%. As permitted under the terms of the senior notes, effective November 29, 2002, Trenwick America suspended payment of interest on these obligations, however interest continues to be charged to operations at the imputed rate of 7.9%. Trenwick is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of these senior notes. Trenwick's agreements entered into in connection with the renewal of its letter of credit facility in December 2002 provided that Trenwick would replace, refinance or restructure these senior notes by March 1, 2003. The banks participating in Trenwick's letter of credit facility have provided to Trenwick a waiver of this March 1, 2003 deadline as discussions with the senior note holders continue. At this time, Trenwick does not have sufficient available liquidity to pay the amount due on April 1, 2003 and is uncertain whether it will be able to complete the restructuring by that date. If Trenwick is unable to restructure these senior notes by April 1, 2003 and either the banks under the credit facility or the senior noteholders determine to exercise the rights available to them or take other action with respect to the assets of Trenwick, Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its non-regulated subsidiaries seeking their liquidation.

      Senior Credit Facility

      Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings, Trenwick's United States and United Kingdom holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions (the "Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. On December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182,500. The letter of credit facility is scheduled to terminate on December 31, 2003 although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

      Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was the guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

      On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, Trenwick's increases in reserves for unpaid claims and claims expenses and the establishment of a Trenwick deferred tax asset valuation allowance in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

      Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations for the 2002 and 2003 Lloyd's years of account. Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of, their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

      The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The December Amendments and other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business, prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

      Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendment. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

      Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under the December Amendments.

      If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior note facility, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements for any potential future event of default. If the potential future events of default are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings seeking their liquidation.

      Under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick and its subsidiaries are subject to financial and operational restrictions which limit Trenwick's flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick and its subsidiaries have unpaid reimbursement obligations to the Banks with respect to the letters of credit.

      The result of the foregoing is that the future operations of Trenwick, at least in the next several years, are likely to consist substantially of the sale or management in runoff of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan.

      Contingent Interest Notes

      The contingent interest notes were issued immediately prior to Chartwell's acquisition of The Insurance Corporation of New York in 1995 to protect Chartwell against the possibility of adverse development of that insurer's liability for claims and claims expenses and long-tail casualty exposures, which are more fully described in Note 7. Trenwick Group Inc. assumed the obligations of Chartwell under the contingent interest notes in the 1999 Trenwick/Chartwell merger, and Trenwick America subsequently assumed the obligations of Trenwick Group Inc. under the contingent interest notes in the Trenwick/LaSalle business combination, described in Note 2. The contingent interest notes were issued in an aggregate principal amount of $1,000 with principal accruing interest at a rate of 8% per annum, compounded annually. The interest will not be payable until scheduled maturity on June 30,2006 or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0, up to $55,000 in contingent interest. The actual amount of contingent interest paid will depend on the outcome of certain contingencies, the most significant of which is the development over time of The Insurance Corporation of New York's reserves for unpaid claims and claims expenses.

      During the years ended December 31, 2002 and 2001, Trenwick recorded $18,320 and $9,893, respectively, of adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at December 31, 2002 has been reduced to the principal value of $1,000 plus accrued interest with no contingent interest, which is the present value of the amount expected to be paid at maturity. The notes will continue to accrue interest at a rate of 8% per year.

      The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At December 31, 2002, Trenwick was in compliance with these covenants.

      Letters of Credit

      As of December 31, 2002, Trenwick had $288,151 in letters of credit outstanding. This amount includes $196,447 in letters of credit outstanding to provide capital to support the participation in certain Lloyd's syndicates, of which $182,500 of the letters of credit are outstanding under the senior credit facility. The remaining letters of credit balance is outstanding primarily under a secured letter of credit facility under which letters of credit totaling $91,029 at December 31, 2002 have been issued in favor of ceding insurance companies to secure LaSalle Re's obligations under various reinsurance contracts.

      Lines of Credit

      Trenwick International has established a line of credit under which it can borrow up to $4,025 at a rate of 1.0% above the lending bank's base rate. Additionally, Trenwick Managing Agents has established a line of credit under which it can borrow up to $403 at a rate of 2.5% above the lending bank's base rate. There were no borrowings outstanding under either of these lines of credit during the 2002 year.

      Mandatorily Redeemable Preferred Capital Securities

      The mandatorily redeemable preferred capital securities, with a face value of $110,000, are obligations of a business trust subsidiary of Trenwick America. The capital securities mature in February 2037, require preferential cumulative semi-annual cash distributions at an annual rate of 8.82% and are guaranteed by Trenwick America, within certain limits, as to distribution payments and liquidation or redemption payments. On November 9, 2002, Trenwick ceased payment of dividends on the capital securities. Trenwick America is prohibited from incurring future collateralized indebtedness without equally and ratably collateralizing the amounts due under the capital securities. The terms of the capital securities permit Trenwick America to defer payments of interest at any time and from time to time for a period not exceeding ten consecutive semi-annual periods, provided that no extension period may extend beyond the stated maturity date. Trenwick continues to record interest expense on the capital securities at the imputed interest rate of 11.2%.

      The business trust issuing the capital securities holds an investment in subordinated debentures of Trenwick America that have an aggregate principal amount of $113,403, and interest from that investment is the source of cash distributions on the capital securities. The capital securities are subject to mandatory redemption in certain circumstances pertaining to Trenwick

      America's prepayment or repayment of its subordinated debentures held by the trust. In the event of a default by Trenwick America with respect either to making required payments on the subordinated debentures or to its guarantee under certain circumstances, holders of the capital securities may institute a direct action against Trenwick America. On January 15, 2003, Trenwick America gave notice of its right to defer payment of interest due by its selection of an extension period extending the commencement of the next semi-annual interest payment period to August 1, 2003. In the first quarter of 2001 and the fourth quarter of 2000, a Trenwick subsidiary purchased $10,650 and $13,000, respectively, par value of the capital securities in the open market for $8,462 and $9,902, respectively. The carrying value of these securities and the related dividends have been eliminated in consolidation.

      Preferred Shares of LaSalle Re Holdings Limited

      In connection with the Trenwick/LaSalle business combination, as described in Note 2, the outstanding Series A preferred shares of LaSalle Re Holdings have been classified as minority interest in Trenwick's balance sheet at their liquidation preference value. The preferred shares have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 aggregate), plus accrued and unpaid dividends to the date of liquidation. Dividends on the preferred shares are cumulative at 8.75% of the liquidation preference per annum ($2.1875 per share or $6,563 aggregate). Subsequent to the Trenwick/LaSalle business combination, preferred share dividends which were previously deducted from retained earnings have been reflected as subsidiary preferred share dividends in Trenwick's statement of operations. On or after March 27, 2007, the preferred shares may be redeemed, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends to the date of liquidation. Prior thereto, under certain circumstances, the preferred shares may be redeemed in whole at a redemption price of $26.00 per share ($78,000 aggregate), plus accrued and unpaid dividends to the date of liquidation. The payment of dividends on LaSalle Re Holdings' preferred shares was suspended for an indefinite period effective November 2, 2002. In the event that the dividends on the preferred shares of LaSalle Re Holdings are not paid for six quarters, the holders of these shares will have the right to elect two special representatives who will be entitled to receive notice of and take part in all board meetings, with the privilege of voice but not vote, until all dividends in arrears have been paid.

      Interest Expense and Subsidiary Preferred Share Dividends

      Interest expense and subsidiary preferred share dividends are accrued and recognized when incurred. Interest expense and dividends on capital securities are computed by the accretion of discount on certain obligations utilizing the interest method. The dividends on our mandatorily redeemable preferred capital securities held as an investment by a subsidiary are eliminated in consolidation.

      Components of interest expense and subsidiary preferred share dividends for the years ended December 31, 2002, 2001 and 2000 follow:

                                                       2002       2001       2000
                                                      -------    -------    -------
      Senior notes interest                           $ 5,882    $ 5,803    $ 1,462
      Senior credit facility interest                   4,558     11,162      3,641
      Contingent interest notes accretion                 805      2,860        696
      Other indebtedness interest                         788        147         14
                                                      -------    -------    -------
      Interest expense                                 12,033     19,972      5,813
      U.S. subsidiary capital securities dividends      7,790      7,815      2,419
      Bermuda subsidiary preferred share dividends      6,563      6,563      1,640
      Letter of credit fees                             8,313      3,809        724
      Commitment and other fees                         1,317        983      1,179
                                                      -------    -------    -------
      Total                                           $36,016    $39,142    $11,775
                                                      =======    =======    =======

      Share Capital

      At year end 2002, the authorized share capital of Trenwick was 150,000,000 shares of par value $.10 each, which includes both common and preferred shares. At year end 2002 Trenwick had outstanding 36,801,545 issued and fully paid common shares and 550,000 of Series B Cumulative Perpetual Preferred Shares. Shares reserved for future issuance at year end 2002 totaled 2,200,692, including shares reserved for the future exercise of warrants (153,263), options (1,847,429) and the shareholder rights plan (200,000).

      For matters that are put to shareholder vote, common shareholders of Trenwick are generally entitled to one vote per common share owned. Trenwick's by-laws limit the voting rights of those shareholders holding 10% or more of Trenwick's outstanding common shares. The voting limitation is to prevent Trenwick from being characterized as a U.S. controlled foreign corporation and the adverse tax consequences that can result.

      At December 31, 2002, there were warrants outstanding for the purchase of 153,263 common shares at prices of $25.45 and $26.67 per share ($4,003 aggregate). This does not include the warrants that Trenwick has agreed to issue to the Banks under the December Amendments. Warrants for 69,545 shares at an exercise price of $25.45 per share and warrants for 83,718 shares having an average exercise price of $26.67 per share expired on January 29, 2003. Warrants for 580 common shares at a price of $25.45 per share were exercised in December 2000.

      During years ended December 31, 2002, 2001 and 2000, Trenwick issued 48,464, 224,539 and 1,405 common shares, respectively, under employee compensation, director compensation, stock purchase and stock option plans and on exercises of warrants. Prior to the Trenwick/LaSalle business combination, LaSalle Re Holdings issued 22,167 common shares during the year ended December 31, 2000 under employee compensation, stock purchase and stock option plans. See note 11 for additional information on restricted common share awards and employee share purchase plan purchases.

      During the years ended December 31, 2002, 2001 and 2000, Trenwick paid dividends of $0.12, $0.16 and $0.04, respectively, per common share.

      Shareholder Rights Plan

      In September 2000, Trenwick adopted a new shareholder rights plan. Shareholders of record received one right for each common share held. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of Trenwick's common shares or commences a tender or exchange offer for 15% or more of Trenwick's common shares. Each right entitles a common shareholder to buy 1/200th of a junior participating preferred share at an exercise price of $85.00.

      In the event that an outside party acquires beneficial interest in 15% or more of Trenwick's common shares, all rights holders except the acquirer may purchase, for the exercise price, in lieu of the preferred shares, Trenwick common shares having a market value of twice the exercise price of each right. If Trenwick is acquired in a merger or other business combination after the acquisition of 15% of Trenwick's common shares, all rights holders except the acquirer may purchase the acquirer's shares at a similar discount. Trenwick is entitled to redeem the rights at $0.01 per right, subject to certain restrictions. The rights will expire on September 27, 2010.

Note 10 Income Taxation

      Trenwick and certain of its subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016. Trenwick's U.S. subsidiaries are subject to federal, and state income taxes imposed by U.S. authorities; its UK subsidiaries, including its Lloyd's corporate names, are subject to U.K. corporation taxes and the Lloyd's corporate names are also subject to U.S. taxation on their U.S. connected income. Other branches of Trenwick's subsidiaries are subject to the relevant local income taxes.


      Income taxes are provided based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Income taxes are allocated to operations, other comprehensive income and shareholders' equity, as applicable.

      Current income tax assets and liabilities are provided for estimated income taxes refundable or payable based on the current year's income tax return. Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognition for financial reporting and tax purposes of items not related to assets and liabilities. Valuation allowances are established to reduce the carrying amount of deferred income tax assets, if necessary, to amounts that are more likely than not to be realized. Trenwick periodically reviews the adequacy of these valuation allowances and records any changes in allowances through earnings.

      In evaluating the realizability of Trenwick's net deferred tax asset, during 2002, Trenwick established a full valuation allowance on its net deferred tax asset. In prior years, Trenwick had recorded a valuation allowance with respect to its foreign tax credits, however, as of year-end 2002, management concluded that Trenwick's current circumstances and its cumulative financial accounting losses do not support a position that it is more likely than not that Trenwick will be able to realize these future tax benefits. Trenwick will periodically review the sufficiency of its valuation allowance and record any future changes in allowances through earnings.

      Income (loss) before income taxes and the provision for income taxes by jurisdiction and by allocation between current and deferred for the years ended 2002, 2001 and 2000 follow:

                                                         2002          2001          2000
                                                      ---------     ---------     ---------
Income (loss) before income taxes by jurisdiction:
Bermuda                                               $ (87,319)    $ (36,747)    $  20,950
United States                                          (215,482)      (63,822)      (19,030)
United Kingdom                                           61,110      (112,652)        1,456
Other                                                       104         1,019            --
                                                      ---------     ---------     ---------
Total                                                 $(241,587)    $(212,202)    $   3,376
                                                      =========     =========     =========

Income taxes by jurisdiction:
U.S. federal income tax expense (benefit)             $  60,257     $ (26,671)    $  (7,236)
U.S. state income tax expense                               744         1,512           441
U.K. federal income tax expense (benefit)                81,508       (32,418)          750
Other jurisdictions income tax expense
 (benefit)                                                  619          (228)          (30)
                                                      ---------     ---------     ---------
Total income tax expense (benefit)                    $ 143,128     $ (57,805)    $  (6,075)
                                                      =========     =========     =========

Current and deferred income taxes:
Current income tax expense (benefit)                  $  (7,712)    $   1,355     $ (17,218)
Deferred income tax expense (benefit)                   150,840       (59,160)       11,143
                                                      ---------     ---------     ---------
Total income tax expense (benefit)                    $ 143,128     $ (57,805)    $  (6,075)
                                                      =========     =========     =========

For jurisdictions other than the U.S. and UK, there are no significant differences between the effective tax rates for each jurisdiction and the applicable statutory tax rates.

For the years ended December 31, 2002, 2001 and 2000, the U.S. federal effective tax rate of (27.9)%, 40.8% and 37.2% respectively differs from the statutory tax rate of 35% as follows (2000 balances represent amounts incurred by Trenwick subsequent to September 27, 2000, the effective date of the Trenwick/LaSalle business combination):

                                                      2002         2001         2000
                                                   ---------     --------     --------
U.S. loss before U.S. federal income taxes         $(215,482)    $(63,822)    $(19,030)
State income taxes                                      (744)      (1,521)        (441)
                                                   ---------     --------     --------
U.S. loss before U.S. federal income taxes         $(216,226)    $(65,343)    $(19,471)
                                                   ---------     --------     --------
Income tax benefit at 35% statutory rate           $ (75,679)    $(22,870)    $ (6,815)
Tax-exempt investment income effect                       (1)        (984)        (951)
Non-deductible goodwill amortization effect           18,242          529          124
True-up for prior year taxes                            (710)      (3,039)          --
Change in valuation allowance                        119,579          109           --
Other book-tax differences                            (1,174)        (416)         406
                                                   ---------     --------     --------
Total U.S. federal income tax expense (benefit)    $  60,257     $(26,671)    $ (7,236)
                                                   =========     ========     ========

For the 2002, 2001 and 2000 years, the U.K. effective tax rate of 133.4%, 28.8% and 51.5% respectively differs from the statutory tax rate of 30% as follows:

                                                        2002          2001       2000
                                                      --------     ---------     ------
Income (loss) before U.K. income taxes                $ 61,110     $(112,652)    $1,456
                                                      --------     ---------     ------
Income tax expense (benefit) at 30% statutory rate    $ 18,333     $ (33,796)    $  437
Valuation allowance                                     95,723           945         --
Non-taxable loan forgiveness                           (32,572)           --         --
Other UK corporate tax expenses                             24           433        313
                                                      --------     ---------     ------
Total U.K. income tax expense (benefit)               $ 81,508     $ (32,418)    $  750
                                                      ========     =========     ======

      At December 31, 2002, Trenwick has net operating loss carryforwards in the U.S. and the U.K. The U.S. subsidiaries have a U.S. net operating loss carryforward of $261,832 that will be available to offset regular taxable income during the carryforward periods, which expire in 2007 ($9,655) and between 2018 through 2022 ($252,177). As a result of the Trenwick/LaSalle business combination, an ownership change took place on September 27, 2000, and approximately $32,485 of the total U.S. net operating loss carryforward became limited to a cumulative annual utilization of $5,228. The remaining $229,347 in U.S. net operating loss carryforwards are not so limited.

      The U.K. subsidiaries' net operating loss carryforwards are a result of underwriting losses generated by Trenwick International and Trenwick's Lloyd's operations. Those underwriting losses from Trenwick's Lloyd's members are from both open and closed years of accounts. The trading losses that have been declared by Trenwick International and Lloyd's members, including closed years of accounts through 1999, amount to approximately $269,316. These underwriting losses may be carried forward indefinitely to offset future trading profits of the specific U.K. company that generated the loss. The remaining U.K. net operating loss carryforwards from the open years of account of Trenwick's Lloyd's operations have been determined on a loss reserve accrual basis and will not be finalized until the close of the underwriting year of account. At December 31, 2002, these losses totaled $14,205.

      As of April 2000, it became legally possible to group the current year profits and losses of U.K. companies that have a common worldwide parent. Pursuant to this legislation, Trenwick may group its profits and losses among Trenwick International and its Lloyd's members. In addition, new legislation was introduced effective for tax years beginning on or after January 1, 2000, which permits U.K. insurers and Lloyd's members to disclaim technical reserves for tax purposes. The new legislation also provides a calculation whereby additional receipts or expense may be included in taxable income depending upon the payout of claims relative to the reserves taken into account for tax purposes within a margin of error. Management has reviewed the new legislation and during 2002 amended its 2000 U.K. returns and elected to disclaim a portion of its technical reserves. Each year management will re-evaluate the appropriateness of the amount of disclaimed reserves. At December 31, 2002, disclaimed technical reserves for the 2002 tax year were estimated at $39,807. Disclaimed loss reserves are temporary differences that represent future tax deductions.

      Deferred income tax assets (liabilities) attributable to temporary differences at December 31, 2002 and 2001, respectively, follow:

                                                           2002          2001
                                                        ---------     ---------
Deferred income tax assets:

U.S. discounting and other loss reserve adjustments     $  51,019     $  37,950
U.K. disclaimed loss reserves                              11,942        37,796
Unearned premium income                                    15,888        10,845
U.S. net operating losses                                  91,641        48,782
U.K. net operating losses                                  80,795           945
U.K. losses not yet realized for tax purposes               4,261        35,958
Contingent interest note                                       --         6,416
Tax basis difference on investment securities               2,736         1,309
Employee stock option and compensation plans                1,849         1,057
Foreign tax credits                                           575           410
Alternative minimum tax credits                               804         5,859
Debt issuance costs                                           757         1,399
Tax on foreign currency translation loss                    1,619         1,276
Acquisition of indebtedness income                          1,851         1,851
Other U.S. and U.K. items                                   1,506         1,082
                                                        ---------     ---------
Deferred tax asset, gross of valuation allowance          267,243       192,935
Valuation allowance                                      (217,039)       (1,212)
                                                        ---------     ---------
Deferred tax asset, net of valuation allowance             50,204       191,723
                                                        ---------     ---------

Deferred income tax liabilities:

Deferred policy acquisition costs                         (22,107)      (15,890)
Unrealized investment gains                               (10,359)      (12,541)
Accretion of market discount on debt securities            (2,067)       (2,362)
Equity investment adjustments                              (3,182)       (4,489)
Fair value adjustment of debt obligations                  (8,117)       (8,437)
Deferred intercompany transactions                             --        (7,510)
Other U.S. and U.K. items                                  (4,372)         (568)
                                                        ---------     ---------
Gross deferred income tax liabilities                     (50,204)      (51,797)
                                                        ---------     ---------
Net deferred income tax asset                           $      --     $ 139,926
                                                        =========     =========

Note 11 Employee Benefits and Compensation Arrangements

      Retirement and Savings Plans

      Expenses for employee retirement and savings plans are recognized as they are incurred.

      Trenwick has defined contribution plans for substantially all full-time employees, through which it contributes between 5% and 20% of an eligible employee's total compensation to the plan, dependent upon each employee's salary and age. No employee contributions are made to these plans.

      Additionally, Trenwick maintains a 401(k) savings plan for substantially all United States full-time employees, through which employees contribute up to the maximum amount allowable by the Internal Revenue Service. Trenwick contributes up to 6% of a participating employee's compensation to the plan.

      Trenwick's provisions for employee retirement and savings plans for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                      2002      2001      2000
                                    ------    ------    ------

      Defined contribution plans    $4,712    $4,054    $  956
      401(k) savings plan              653       660        99
                                    ------    ------    ------
      Total                         $5,365    $4,714    $1,055
                                    ======    ======    ======

      Restricted Common Share Awards

      Deferred compensation is recorded for the fair value of restricted common share awards and deferred compensation is presented as a separate, offsetting component of shareholders' equity. Compensation expense is recognized over the vesting period of the restricted common shares.

      Trenwick awards restricted common shares to key employees. During the 2002 year, no restricted common shares were awarded and 73,414, restricted common shares were canceled due to employee terminations. During the 2001 year, Trenwick awarded 194,116 restricted common shares at an average fair value of $21.22 per share and 38,463 restricted common shares were canceled due to employee terminations. On September 27, 2000, Trenwick awarded 224,331 restricted common shares in exchange for restricted common shares previously awarded by Trenwick Group Inc. at an average fair value of $13.05. During the 2000 year, 4,896 restricted common shares were canceled due to employee terminations.

      The scheduled vesting of the 188,169 restricted common shares outstanding at year end 2002 is as follows: 2003, 54,832 shares; 2004, 54,832 shares; 2005, 54,790 shares and 2006, 24,715 shares. Trenwick recognized $795, $1,394 and $597, respectively, of compensation expense with respect to restricted common shares for the 2002, 2001 and 2000 years.

      Prior to the Trenwick/LaSalle business combination, LaSalle Re Holdings granted common shares to employees on the fifth anniversary date of their hire. At the time of the award, the market value of the shares was recognized as compensation expense. During the year ended December 31, 2000, 635 shares were awarded to employees, and $9, was recognized as compensation expense.

      Employee Share Purchase Plan

      Shares sold to employees in connection with employee share purchase plans are recorded at fair value; compensation expense is recognized for the difference between fair value and the discounted sales price.

      Trenwick is authorized to sell up to 300,000 common shares to its employees at a 15% discount from market value under an employee share purchase plan adopted as of February 1, 2001. During the years ended December 31, 2002 and 2001, Trenwick issued 48,464 and 15,840 shares under the plan and recognized $24 and $26 of compensation expense, respectively. Effective April 1, 2003, Trenwick will cease accepting new contributions to this plan.

      LaSalle Re Holdings had a similar plan which it terminated in connection with the Trenwick/LaSalle business combination. Prior to termination, LaSalle Re Holdings issued 21,532, shares under the plan during the year ended December 31, 2000, and recognized $47 of compensation expense.

      Share Options

      Options are granted for a fixed number of common shares to employees and non-employee directors. These options have an exercise price equal to the market value of the shares at the date of grant. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. Trenwick continues to account for the share option grants in accordance with the previous standard; the pro forma disclosures required by the fair value based method are presented below.

      Trenwick has several plans through which it makes options in common shares available to employees at the discretion of its board of directors. Non-employee directors receive automatic grants under a separate plan. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years. Transactions under the share option plans during the periods presented follow:

                                                           Year ended December 31,
                                                     2002           2001           2000
                                                  ----------    -----------     ----------
      Number of shares:
      Options outstanding, beginning of period     3,385,379      2,824,616        459,436
      Options granted in exchange for
        Trenwick Group Inc. options                       --             --      2,435,042
      Other options granted                          530,929        687,398             --
      Options canceled                            (2,068,879)      (115,193)       (69,037)
      Options exercised                                   --        (11,442)          (825)
                                                  ----------    -----------     ----------
      Options outstanding, end of period           1,847,429      3,385,379      2,824,616
                                                  ==========    ===========     ==========

      Options exercisable, end of period           1,041,115      2,369,598      2,311,678
                                                  ==========    ===========     ==========

      Range of exercise price:
      Options granted                             $   1 - $8    $  20 - $22     $ 13 - $41
      Options exercised                           $       --    $        21     $ 18 - $19
      Options outstanding, end of period          $  1 - $40    $  13 - $41     $ 13 - $41
      Options exercisable, end of period          $ 13 - $40    $  13 - $41     $ 19 - $41
                                                  ==========    ===========     ==========

      Weighted average exercise price:
      Options granted                             $     0.99    $     21.02     $    26.51
      Options exercised                           $       --    $     21.30     $    18.56
      Options outstanding, end of period          $    18.95    $     25.29     $    26.29
      Options exercisable, end of period          $    28.18    $     28.39     $    29.20
                                                  ==========    ===========     ==========

      Further details on options outstanding and exercisable at December 31, 2002 follow:

                                                                                    Options currently
                                            Options outstanding                         exercisable
                              ---------------------------------------------    ----------------------------
                                                                Weighted
                                                                 Average
                                 Weighted                       Remaining        Weighted
                                 Average                       Contractual       Average
                                 Exercise         Number         Life in         Exercise         Number
      Exercise price range        Price         of Options        Years           Price         of Options
      ---------------------    ------------    ------------    ------------    ------------    ------------
      Under $10.00             $       0.99         530,929              10    $         --              --
      $10.01-$25.00                   18.61         520,087               7           18.48         244,702
      $25.01 and over                 31.15         796,413               3           31.15         796,413
                                               ------------                                    ------------
                               $      18.95       1,847,429               6    $      28.18       1,041,115
                                               ============                                    ============

      During the year ended December 31, 2002, 1,365,187 share options were cancelled pursuant to the employee stock option exchange program. This voluntary program offered all active employees with the exception of the Chief Executive Officer a one-time opportunity to exchange stock options for new options at a grant price equal to the fair market value of Trenwick common shares on December 16, 2002, which was $0.89.

      Concurrent with the Trenwick/LaSalle business combination, all of the options under LaSalle Re Holdings' plans and all of the options granted under Trenwick Group Inc.'s plans prior to the 2000 year became fully vested.

      Pro Forma Information

      All of the outstanding share options were issued at an exercise price equal to fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method described above been applied, net income (loss) available to common shareholders and net income (loss) per common share would have been the pro forma amounts shown below:

                                                                      Year ended December 31,
                                                                 2002            2001            2000
                                                             -----------     -----------     -----------
      Net income (loss) available to common shareholders:
        As reported                                          $  (386,099)    $  (154,397)    $     4,528
        Pro forma                                            $  (386,420)    $  (155,363)    $     3,929

      Basic and diluted earnings (loss) per common share:
        As reported                                          $    (10.49)    $     (4.19)    $      0.21
        Pro forma                                            $    (10.50)    $     (4.22)    $      0.19

      The pro forma adjustments relating to options granted from 1995 to 2002 are based on a fair value method using the Black-Scholes option pricing model; no effect has been given to options granted prior to 1995. Valuation and related assumption information for options granted in each of the periods below are as follows:

                                       2002         2001         2000
                                       Year         Year         Year
                                     --------     --------     --------

      Expected volatility                53.0%        38.0%        30.0%
      Risk-free interest rate             4.0%         4.9%         5.1%
      Common share dividend yield         1.2%         0.9%         0.6%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because Trenwick's share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Trenwick's opinion the existing models do not necessarily provide a reliable measure of the fair value of its share options.

      Stock Appreciation Rights

      Under a plan now terminated, a liability for stock appreciation rights was recorded at each period end based on the excess of the current fair value of the underlying common stock over the fair value at the time of grant. Compensation expense was recognized for adjustments to the liability.

      In consideration for entering into an employment agreement, LaSalle Re Holdings granted stock appreciation rights to its former chairman and chief executive officer. During the year ended December 31, 2001, Trenwick paid $1,451 in settlement of his exercisable rights. During the years ended December 31, 2001 and 2000, Trenwick recognized $(278) and $765, respectively, of compensation expense under this agreement. At year end 2002, there are no stock appreciation rights outstanding.

Note 12 Other Comprehensive Income

      Other comprehensive income is recorded for the change in the net unrealized appreciation of investments and the change in foreign currency translation adjustments, both net of income taxes.

      The components of accumulated other comprehensive income at December 31, 2002 and 2001 follow:

                                                                      2002         2001
                                                                    --------     --------
      Unrealized investment gains, net of
       applicable deferred income taxes of $10,359 and $12,479      $  2,262     $ 28,846
      Foreign currency translation adjustment, net of
       applicable deferred income taxes of $(1,619) and $(1,276)     (10,081)      (5,627)
                                                                    --------     --------
      Accumulated other comprehensive income                        $ (7,819)    $ 23,219
                                                                    ========     ========

Note 13 Earnings Per Share Common Share

      The computation of basic and diluted earnings per common share follows:

                                                                Year ended December 31,
                                                         2002             2001             2000
                                                     ------------     ------------     ------------
      Income available to common shareholders:

      Net income (loss) available to common
        shareholders - basic and diluted             $   (386,099)    $   (154,397)    $      4,528
                                                     ============     ============     ============
      Weighted average common shares outstanding:
      Weighted average shares outstanding - basic      36,791,431       36,825,637       21,084,030
      Net weighted average shares issuable
         (when dilutive)
        Stock options and warrants exercise                    --               --          121,901
        Stock appreciation rights exercise                     --               --           65,168
                                                     ------------     ------------     ------------
      Weighted average shares
          outstanding - diluted                        36,791,431       36,825,637       21,271,099
                                                     ============     ============     ============
      Basic and diluted earnings (loss)
        per common share                             $     (10.49)    $      (4.19)    $       0.21
                                                     ============     ============     ============

      For the years ended December 31, 2002, 2001 and 2000, 1,476,763, 3,061,151 and 2,474,521, respectively, aggregate share options, stock appreciation rights, contingently issuable shares and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidilutive on the calculation for the respective period.

Note 14 Insurance Regulation

      Trenwick and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, Bermuda and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

      Because Trenwick, Trenwick America and Trenwick Holdings are holding companies, their principal sources of funds consist of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective regulated operating insurance company subsidiaries, each of which is subject to oversight and regulatory supervision by insurance regulators in its jurisdiction of domicile. As a result of recent losses incurred by these operating insurance company subsidiaries, their cash distribution capacities have been significantly reduced. Each insurance regulatory body, including those of Bermuda, New York, Connecticut, North Dakota, the United Kingdom and Lloyd's, may act independently with respect to the company or companies domiciled in its jurisdiction. To the extent that any such regulator takes action with respect to an insurance company domiciled in its jurisdiction, such action could adversely impact the ability of Trenwick to continue to function, or could precipitate other actions by other insurance regulators with respect to the particular Trenwick company or companies under their primary jurisdiction. Additionally, although these financial statements are prepared on a consolidated basis, the actual assets and liabilities shown in the financial statements which are held by the insurance company subsidiaries generally will not be available to satisfy the obligations of other companies within the Trenwick group of companies. Insurance regulators may also review certain payments made to Trenwick by its insurance company subsidiaries, such as payments for administrative services, and could attempt to seek return of such payments to the insurance company subsidiaries.

      U.S. Regulation

      Trenwick's United States operations are subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

      Each of Trenwick's U.S. insurance subsidiaries is subject to restrictions on the payment of dividends without prior approval from the state insurance regulator in its respective state of domicile. These restrictions are based upon certain measures of statutory surplus and net income. At year end 2002, based upon these restrictions, Dakota Specialty Insurance Company and ReCor Insurance Company had $3,091 and $21, respectively, available for the payment of dividends to their parent, The Insurance Corporation of New York, in 2003 without prior regulatory approval. Dakota Specialty Insurance Company has received regulatory approval from the State of North Dakota Department of Insurance to pay an extraordinary dividend of $20,000 to its parent, The Insurance Corporation New York. The remainder of Trenwick's U.S. insurance subsidiaries are precluded from paying dividends without prior regulatory approval based upon these restrictions. Additionally, on November 26, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which Trenwick America Re agreed, among other things, that it would not lend any of its funds or make any ordinary or extraordinary dividends without the prior written approval of the Connecticut Insurance Department.

      Risk Based Capital

      The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. RBC is generally calculated and reported to the regulatory authorities with an insurance company's annual regulatory filings on or before March 1 of each year. The RBC calculation yields a ratio of the total adjusted statutory capital of an insurance company to the minimum level of statutory required capital as calculated under the provisions of the RBC model. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks including the insurance company's current underwriting activities. The Model Act of the NAIC provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory action may be required. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event,
      (3) Authorized Control Level Event, and (4) Mandatory Control Level Event.

      Under the insurance laws of their respective states of domicile, Trenwick's United States insurance subsidiaries are required to maintain minimum levels of capital and surplus as regards policyholders. The failure of an insurer to maintain the required surplus level can result in the placing of the insurer by the insurer's domestic state's insurance department into supervision, rehabilitation or liquidation proceedings, for the benefit of policyholders and creditors of the insurer, and the general public.

      On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the State of Connecticut Insurance Department pursuant to which Trenwick America Re agreed that it would not take any of the following actions without the prior written approval of the Connecticut Insurance Commissioner or her designee:

            o Dispose of, convey or encumber any of its assets or business in force;

            o Withdraw any of its bank accounts except in the ordinary course of business;

            o     Settle any intercompany balances;

            o     Lend any of its funds;

            o     Transfer any of its property;

            o     Make any new investments other than cash equivalents;

            o Incur any debt, obligation or liability, except liabilities in the ordinary course of business;

            o     Make any material change in management;

            o     Make any material change in its operations;

            o Move any books and records from its office in Stamford, Connecticut;

            o     Pay any dividends, ordinary or extraordinary;

            o Enter into any unaffiliated insurance or reinsurance contracts that would constitute new or renewal business, or any unaffiliated commutation agreements or settlement agreements in excess of $1,000 not in the ordinary course of business; or

            o     Enter into affiliated transactions of any nature.

      Senior management of Trenwick America Re has also agreed to meet with the State of Connecticut Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Connecticut Insurance Commissioner or her designee, to provide updates on the status of Trenwick and any changes in the status of Trenwick America Re. Trenwick America Re is also required to provide to the State of Connecticut Insurance Department a monthly financial statement consisting of a balance sheet and income statement on the 15th day of each month as of the prior month end. The above described terms will remain in effect until such time as the Connecticut Insurance Commissioner deems that they are no longer necessary or issues an order that supercedes the letter of understanding.

      On January 24, 2003, Trenwick met with the State of Connecticut Insurance Department to present preliminary 2002 financial statements of the regulated entities and provided the Connecticut Department of Insurance with an overview of Trenwick's proposed restructuring plan. Trenwick also discussed with the State of Connecticut Insurance Department the reserve charges taken for the fourth quarter of 2002. Trenwick America Re's significant reserve increases in the fourth quarter of 2002 had an adverse impact on its RBC rating, which was at the "Regulatory Action Level Event" at December 31, 2002. At this level, Trenwick America Re is required to submit a Comprehensive Plan of Action to the State of Connecticut Insurance Department. Such a plan was submitted to the State of Connecticut Insurance Department on January 23, 2003. In addition, the State of Connecticut Insurance Department, at its discretion, is also able to take any action deemed necessary under the circumstances. Trenwick America Re is subject to a statutory requirement that it maintain a minimum capital and surplus to policyholders equal to the RBC "Company Action Level Event," which was $237,237 at December 31, 2002. As of December 31, 2002, Trenwick America Re was not in compliance with this requirement.

      On January 29, 2003, Trenwick met with the New York Insurance Department (the "NYID") and had similar discussions to those with the State of Connecticut Insurance Department on January 24, 2003 described above. The Insurance Corporation of New York's reported RBC was at the "Mandatory Control Level Event" for the year ended December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The NYID uses the formula as an early warning regulatory tool for purposes of monitoring New York domiciled insurance companies to identify possibly inadequately capitalized insurers. The New York Superintendent of Insurance has explicit regulatory authority to require various actions with respect to New York domiciled insurers whose capital base or other operations are not satisfactory. The Insurance Corporation of New York has ceased underwriting new business and is in ongoing communication with the New York Insurance Department concerning its operations and continued permitted activities.

      Trenwick received a letter from the NYID dated March 11, 2003 in which the NYID noted that the surplus to policyholders of The Insurance Corporation of New York, as of December 31, 2002 was $18,300 and therefore was impaired in the amount of $16,700, based on the statutory requirement that it maintain a minimum surplus to policyholders of $35,000. In the letter, the NYID notified The Insurance Corporation of New York that the surplus impairment must be corrected within 30 days, and directed it to advise the NYID within 30 days as to the steps management will take to remove the impairment and comply with the minimum surplus requirement. If the NYID is not satisfied that The Insurance Corporation of New York has eliminated the impairment by April 10, 2003, the Superintendent of the NYID may proceed against The Insurance Corporation of New York pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, rehabilitation, conservation, liquidation and dissolution of insurers, including domestic insurers. Management expects to file its plan to correct the capital impairment by April 10, 2003 .

      Trenwick has been notified by the NYID that, in the NYID's view, approximately $26,000 in loans made to Trenwick America by The
      Insurance Corporation of New York in 2002 were in contravention of New York regulatory requirements. As a result, The Insurance Corporation of New York and Trenwick may be the subject of regulatory action brought by the NYID.

      To date, the State of Florida has suspended the underwriting authority of The Insurance Corporation of New York and Trenwick America Re to write any further business. In addition, the State of Colorado has recently suspended The Insurance Corporation of New York's underwriting authority. It is anticipated that other states will suspend the underwriting authority of the various insurance companies.

      Trenwick's United States insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick's United States insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws.

      Trenwick's U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators in each subsidiary's states of domicile. Combined statutory surplus of the U.S. insurance subsidiaries was $125,939 and $374,835 at year end 2002 and 2001; their combined statutory net income
      (loss) was $(183,247), $12,438 and $(16,157) for the 2002, 2001 and 2000
      years, respectively.

      The State of Connecticut Insurance Department has permitted Trenwick America Re to account for the reinsurance agreement purchased in connection with the Trenwick/Chartwell business combination on a prospective basis in its statutory basis financial statements. This treatment is consistent with the U.S. GAAP accounting treatment of the contract. The New York State Insurance Department has required The Insurance Corporation of New York to account for that reinsurance agreement on a retroactive basis. The difference in these statutory accounting practices does not have an effect on the combined statutory surplus or net income of Trenwick's U.S. insurance subsidiaries. The terms of this reinsurance agreement are described in Note 7.

      National Association of Insurance Commissioners ("NAIC")

      The National Association of Insurance Commissioners, or NAIC, is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick is unable to predict what effect, if any, these developments may have on its operations and financial condition.

      In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Re), and North Dakota (domicile of Dakota Specialty Insurance Company) adopted Codification. The cumulative effect of adoption of Codification was an increase in aggregate statutory surplus of $14,305 on January 1, 2001, primarily due to the recording of net deferred income tax assets. New York (domicile of The Insurance Corporation of New York and ReCor Insurance Company Inc.) adopted codification as well as certain prescribed accounting practices that differ from codification. Most significantly deferred tax assets and liabilities were not recorded under New York law. The effect of differences in accounting practices by the New York Insurance Department served to decrease surplus by $9,042. In 2002 the New York Insurance Department adopted regulations to allow deferred tax assets as admitted assets, although certain prescribed accounting practices still differ from those found in the codification. The cumulative effect of this change in accounting in 2002 ($1,663) was recorded as an adjustment to increase statutory surplus.

      Holding Company Regulation

      Trenwick is subject to regulation under the insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its United States insurance companies. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, affiliate transactions and general business operations.

      State laws also require prior notice or regulatory agency approval of direct or indirect changes in control or deemed control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. The acquisition of securities representing or convertible into more than 10% of the voting power of the securities of Trenwick by an investor would be subject to prior approval by the Connecticut, New York and North Dakota insurance commissioners. Such investor would also be required to file certain notices and reports with the insurance commissioners prior to such acquisition.

      Debt securities and cash with a carrying value of $84,723 at December 31, 2002 were on deposit with various state or governmental insurance departments in order to comply with insurance laws. Trenwick is currently engaged in a process to reduce redundant statutory deposits resulting from the December 31, 2002 merger of Chartwell Insurance Company with and into Trenwick America Re.

      Bermuda Regulation

      LaSalle Re and LaSalle Re Corporate Capital Ltd. are regulated by the Insurance Act 1978 of Bermuda and related regulations (the "Insurance Act"), which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister of Finance, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister of Finance is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose from time to time. An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Bermuda Monetary Authority ("BMA") on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

      LaSalle Re, Trenwick's Bermuda insurance subsidiary, is subject to Bermuda insurance regulations, which mandate minimum solvency margins and liquidity ratios. As a Class 4 Insurer, LaSalle Re must maintain a minimum statutory capital and surplus level of the greater of $100,000, 50% of net premiums written ($2,262 for 2002), or 15% of net loss reserves ($29,405 at year end 2002). In addition, Bermuda insurance regulations restrict the payment of dividends from retained earnings or additional paid-in-capital which exceed certain thresholds without prior approval from the Bermuda Minister of Finance. At December 31, 2002, LaSalle Re had negative retained earnings and is therefore precluded from paying dividends. Statutory capital and surplus of LaSalle Re was $127,756 and $430,463 at year end 2002 and 2001, respectively; statutory net income (loss) was $21,461, $(13,757) and $9,992 for the years ended December 31, 2002 and 2001, and for the fifteen months ended December 31, 2000, respectively.

      The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Although LaSalle Re Corporate Capital Ltd. is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

      U.K. Regulation

      Trenwick and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States, Bermuda and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

      Under the applicable U.K. laws, Trenwick's U.K. insurance subsidiaries may make distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Interim Prudential Sourcebook, Trenwick International Limited is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the FSA's rules, is approximately $38,822 at year end 2002. The net assets of Trenwick International Limited were $30,165 at December 31, 2002. Trenwick International Limited must also notify the FSA of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Trenwick Managing Agents is not permitted to make any distribution that would cause its net assets to fall below any of its Share Capital, minimum net current asset margin or minimum net asset margin. As of December 31, 2002, the highest of the three tests required Trenwick Managing Agents to maintain approximately (pound)800 ($1,288) of capital. The net assets of Trenwick Managing Agents were $16,301 at December 31, 2002.

Note 15 Goodwill

      Goodwill represents the unamortized excess of purchase price over the fair value of identifiable net assets of acquired entities.

      For the years ended December 31, 2001 and 2000, goodwill was amortized on a straight-line basis over twenty-five years.

      Effective January 1, 2002, Trenwick adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation resulted in Trenwick's Bermuda holding company, LaSalle Re Holdings, creating negative goodwill of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance of $53,239 at December 31, 2001 be tested for impairment under either market value or cash flow tests. The market value test was performed using the Income Forecast Model, which uses discounted cash flows. Cash flow tests were also performed, and as a result of the tests performed, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.

      The following table presents the pro forma effect on net loss and loss per common share for the years ended December 31, 2001 and 2000 had this accounting standard been effective January 1, 2000 as compared to net loss available to common shareholders and loss per common share for the year ended December 31, 2002.

                                                            ------------     ------------     ------------
                                                                 2002             2001             2000
                                                            ------------     ------------     ------------
      Net income (loss) available to
      common shareholders:
      Reported net income (loss) available
        to common shareholders                              $   (386,099)    $   (154,397)    $      4,528
        Add back: goodwill amortization                               --           (1,071)            (259)
      Cumulative effect of change
        in accounting for goodwill                               (41,653)              --
      Adjusted net income (loss) available to               ------------     ------------     ------------
        common shareholders                                 $   (344,446)    $   (153,326)    $      4,787
                                                            ============     ============     ============
      Basic and diluted income (loss) per share:
      Reported basic and diluted income
        (loss) per share                                    $     (10.49)    $      (4.19)    $       0.21
        Add back: goodwill amortization                               --            (0.03)           (0.01)
      Cumulative effect of change
        in accounting for goodwill                                 (1.13)              --
                                                            ------------     ------------     ------------
      Adjusted basic and diluted income (loss) per share    $      (9.36)    $      (4.16)    $       0.22
                                                            ============     ============     ============

      The goodwill resulting from the Trenwick/LaSalle Re business combination was recorded by Trenwick, ($1,120, net of accumulated amortization of $73 at December 31, 2001) Trenwick America, ($52,119, net of accumulated amortization of $1,866 at December 31, 2001) and by LaSalle Re Holdings, ($(11,586) net of accumulated accretion of $610 at December 31, 2001). The net amount ($41,653 at December 31, 2001) is presented as goodwill in the December 31, 2001 balance sheet.

Note 16 Other Assets and Other Liabilities

      Investments in managing general agencies, through which Trenwick wrote primary insurance business and in which Trenwick holds ownership interests of between 20% and 30% are recorded in other assets on the balance sheet. Based on the ownership interest and Trenwick's ability to exercise significant influence on the operating and financial policies of these managing general agencies, these investments are accounted for under the equity method.

      Premises and equipment, including leasehold improvements and capitalized software costs, are recorded at cost and amortized or depreciated using the straight-line method over their useful lives.

      The components of other assets and other liabilities at December 31, 2002 and 2001 follow:

      Other assets:                                          2002        2001
                                                           --------    --------
      Investments in managing general agencies             $  1,719    $  9,010
      Premises and equipment, net of accumulated
        depreciation of $24,461 and $7,462                   20,095      24,793
      Funds held by insurers and other insurance deposits    60,717      44,424
      Prepaid expenses and other deposits                    17,971      10,848
      Current income taxes recoverable                        7,462       5,229
      Contingent commissions receivable                      10,952       8,666
      Other receivables                                      35,507      13,262
      Other                                                  25,332      16,563
                                                           --------    --------
      Total                                                $179,755    $132,795
                                                           --------    --------

      Other liabilities:
      Accounts payable and accrued expenses                $ 67,724    $ 85,810
      Security deposits for insureds                         17,114       9,548
      Contingent balances payable                            12,349      11,503
      Other                                                  29,362      18,693
                                                           --------    --------
      Total                                                $126,549    $125,554
                                                           ========    ========

      During the years ended December 31, 2002, 2001 and 2000, Trenwick recorded $5,763, $1,944, and $239, respectively, in equity income related to investments in managing general agencies. Depreciation and amortization on items included in other assets charged to operations for the years ended December 31, 2002, 2001 and 2000 years was $12,569, $7,158 and $1,229, respectively. In connection with Trenwick's decision to cease underwriting new U.S. specialty insurance business, in December 2002, Trenwick sold its investment in one of the managing general agencies.

      Operating Lease Agreements

      Trenwick leases office space under non-cancelable operating leases which expire at various dates through 2015. Trenwick's future minimum lease commitments at year end 2002 total $16,757, and are payable as follows:
      2003, $5,669; 2004, $3,930; 2005, $2,959; 2006, $1,772; 2007, $1,726 and
      thereafter, $701.

      Total office rent expense for the years ended December 31, 2002, 2001 and 2000 was $3,685, $4,963, and $2,113, respectively.

Note 17 Fair Value of Financial Instruments

      The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values are estimated based upon quoted market prices or broker dealer quotes and may vary in the near term.

      The carrying amounts and estimated fair values of financial instruments in summary form at year end 2002 and 2001 follow:

                                                      2002                        2001
                                            ------------------------    ------------------------
                                             Carrying        Fair        Carrying        Fair
                                              Amount        Value         Amount        Value
                                            ----------    ----------    ----------    ----------
      Assets:
      Debt securities (Note 8)              $1,492,834    $1,492,834    $1,960,600    $1,960,600
      Equity securities (Note 8)                 8,849         8,849        24,164        24,164
      Cash and cash equivalents                814,235       814,235       331,350       331,350
      Deposits                                   8,138         8,138         7,800         7,800
      Security deposit held by Chubb            50,207        50,207            --            --

      Liabilities:
      Senior notes (Note 9)                     74,777        20,250        73,920        63,750
      Senior credit facility (Note 9)               --            --       195,035       195,035
      Contingent interest notes (Note 9)         1,721         1,721        19,923        19,923
      Other indebtedness (Note 9)                   --            --         2,385         2,385

Note 18 Commitments, Contingencies, Concentrations and Related-Party
Transactions

      Restrictions on Certain Payments within Trenwick

      Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations, as more fully described in
      Note 14.

      Related-Party Transactions

      As previously discussed in Note 9, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the perpetual preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick from making certain payments without the Banks' approval.

      Litigation

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

      Investments and Cash Held as Collateral or on Deposit

      Debt securities and cash with a carrying value of $230,514 at year end 2002 are being held in trust as collateral for certain reinsurance obligations of Trenwick's subsidiaries.

      At December 31, 2002 Trenwick Managing Agents had funds held as collateral for sponsored names guarantees for 2000 yearly of account syndicates that have not yet closed of $161.

      Additionally, Trenwick has debt securities and cash with a carrying value of $136,166 being held as collateral for Lloyd's syndicates operations.

      Concentrations

      During the year ended December 31, 2002, Trenwick received 42.0% of its gross written premiums through five brokers of which Marsh and McLennan accounted for 15.2%, Aon Reinsurance Agency accounted for 15.1%, Heath Lambert accounted for 4.7%, WillisFaber accounted for 4.2%, and Reinsurance Alternatives accounted for 2.8%. During 2001, Aon Reinsurance Agency accounted for 19.4%, Marsh and McLennan accounted for 16.0%, Reinsurance Alternatives accounted for 7.5%, Heath Lambert accounted for 5.8%, and Benfield Blanch accounted for 1.9%. During 2000, Aon Reinsurance Agency accounted for 18.0%, Marsh and McLennan accounted for 13.0%, Heath Lambert accounted for 6.0%, Reinsurance Alternatives accounted for 5.0% and Benfield Blanch accounted for 3.0%.

      Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on Trenwick's continuing underwriting business.

      No one ceding company accounted for more than 3% of Trenwick's gross written premiums in the 2002 or 2001 years, or the 2000 year.

      At December 31, 2002, 24% of Trenwick's net reinsurance recoverable is recoverable from five principal retrocessionaires. The reinsurance recoverable balances, net of funds held liabilities, were from London Life and Casualty Reinsurance Corporation ($80,996), GE Frankona Ltd. ($110,305), Centre Re Ltd. ($70,164), Transatlantic Reinsurance Company ($84,707) and AIOI Insurance Company Ltd. ($81,808). All of these companies are rated A or better by A.M. Best Company, or S&P if an A.M. Best rating is not available.

      Related Party Transactions

      Included in other assets are Trenwick's investments in managing general agencies through which it writes primary insurance business, as more fully described in Note 16. At year end 2002 and 2001, the carrying value of these investments totaled $1,719 and $9,010, respectively. During 2002 and 2001, Trenwick incurred $10,807 and $11,655 of acquisition costs to these managing general agencies, respectively. At year end 2002 and 2001, Trenwick's balance sheet includes $22,557 and $19,231, respectively, of agents' balances receivable from these managing general agencies including installment premiums deferred and not yet due. The current portion of balances due from these managing general agencies are settled on a monthly basis.

      Two of LaSalle Re Holdings'founding shareholders were CNA Financial and Aon. CNA's ownership of LaSalle Re Holdings during the period prior to the Trenwick/LaSalle business combination was between 15.6% and 18.3%. Additionally, during the year ended December 31, 2000, LaSalle Re Holdings assumed $668 of premiums, ceded $6,556 of premiums, incurred $1,244 of override and profit commissions on premiums ceded and incurred $685 in underwriting support service fees to CNA. Aon's ownership of LaSalle Re Holdings prior to the Trenwick/LaSalle business combination was between 15.3% and 18.0%. During the year ended December 31, 2000, LaSalle Re Holdings assumed $30,340 of premiums through Aon, incurred $3,034 of brokerage costs on premiums assumed through Aon and incurred $821 of investment management service expenses to Aon.

      While the 2001 underwriting support services agreement between LaSalle Re Holdings and CNA did not terminate until September 30, 2001, LaSalle Re Holdings did not utilize CNA's underwriting support services following the Trenwick/LaSalle business combination. Consequently, all fees payable between September 30, 2000 and September 30, 2001 were accrued and expensed at the date of the business combination (October 27, 2000).

Note 19 Additional Operating Cash Flow Information

      Operating activities are presented in the consolidated statement of cash flows on a direct basis. The indirect basis reconciles net income (loss) to cash from (for) operating activities.

      This reconciliation follows:

                                                           2002          2001          2000
                                                           Year          Year          Year
                                                         ---------     ---------     ---------
       Net income (loss)                                 $(384,715)    $(154,397)    $   9,451
       Adjustments to reconcile net income (loss)
         to net cash from (for) operating activities:
       Investment premium amortization, net                  5,058         2,991          (786)
       Net realized investment losses (gains)              (48,044)       (8,796)        1,386
       Unrealized loss (gain) on foreign exchange              596        (2,196)          419
       Minority interest in undistributed
         net income (loss) of subsidiaries                      --            --           839
       Contingent interest note adjustments                (18,203)       (8,700)       (4,675)
       Deferred income taxes                               150,840       (59,160)       11,143
       Uncollectible accounts provision                      1,191         3,320         4,081
       Cumulative effect of change in
         accounting principle                               41,653            --            --
       Depreciation and amortization expense                12,569         7,645           837
       Other fair value adjustment accretion                   865           458           365
       Other                                                 5,594        (3,197)       (4,383)
       Changes in assets and liabilities, net
       of effect from purchases of subsidiary:
         Accrued investment income                          19,054          (945)       (3,697)
         Premiums receivable                                15,416      (111,729)       10,449
         Reinsurance recoverable balances, net            (391,542)     (475,833)     (102,861)
         Prepaid reinsurance premiums                      (65,634)      (51,289)      (10,141)
         Deferred policy acquisition costs                 (11,330)      (16,876)       (5,743)
         Other assets                                     (140,043)       22,741           751
         Unpaid claims and claims expenses                 685,376       662,661        70,570
         Unearned premium income                           109,335       122,713         8,964
         Reinsurance balances payable                      149,142       101,575       (15,055)
         Other liabilities                                 (30,537)       32,241        11,384
                                                         ---------     ---------     ---------
       Cash from (for) operating activities              $ 106,641     $  63,227     $ (16,702)
                                                         =========     =========     =========

Note 20 Unaudited Quarterly Financial Data

      Summarized unaudited quarterly financial data for the years presented follow:

                                                      Quarter         2002          2001          2000
                                                  --------------    ---------     ---------     --------
          Net premiums earned                     Fourth quarter    $ 240,797     $ 222,298     $ 220,010
                                                  Third quarter       194,823       239,862        26,751
                                                  Second quarter      277,261       224,571        28,776
                                                  First quarter       266,024       202,774        27,212

          Net investment income                   Fourth quarter    $  23,497     $  32,973     $  30,937
                                                  Third quarter        24,401        30,770         9,591
                                                  Second quarter       27,885        33,186         9,251
                                                  First quarter        29,255        32,184         8,936

          Net realized investment                 Fourth quarter    $  45,749     $     968     $     530
            gains (losses)                        Third quarter        (3,119)       (3,302)          270
                                                  Second quarter        3,957         2,272            38
                                                  First quarter         1,457         8,859        (2,224)

          Net income (loss)                       Fourth quarter    $(197,030)    $ (26,397)    $   1,795
                                                  Third quarter      (136,912)      (96,107)        8,552
                                                  Second quarter        3,789       (50,806)       12,912
                                                  First quarter       (54,562)       18,913       (13,808)

          Net income (loss)                       Fourth quarter    $(198,116)    $ (26,397)    $   1,795
            available to common                   Third quarter      (137,210)      (96,107)        6,911
            shareholders                          Second quarter        3,789       (50,806)       11,271
                                                  First quarter       (54,562)       18,913       (15,449)

          Diluted income (loss)                   Fourth quarter    $   (5.39)    $   (0.72)    $    0.05
            per common share                      Third quarter     $   (3.73)    $   (2.61)    $    0.44
                                                  Second quarter    $    0.10     $   (1.38)    $    0.71
                                                  First quarter     $   (1.48)    $    0.51     $   (0.98)

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                                  BALANCE SHEET
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2002 and 2001

Assets:                                                 2002       2001
                                                      --------   --------
Investments in consolidated subsidiaries,
   after minority interest of $143,320 and $143,119   $152,866   $542,855
Cash and cash equivalents                               11,088        634
Due from consolidated subsidiaries                      10,867     51,183
Other assets                                             7,408      9,316
                                                      --------   --------

   Total assets                                       $182,229   $603,988
                                                      ========   ========

Liabilities:
Due to consolidated subsidiaries                      $ 97,909   $100,976
Other liabilities                                        6,850      4,686
                                                      --------   --------
Total liabilities                                      104,759    105,662

Shareholders' equity                                    77,470    498,326
                                                      --------   --------

   Total liabilities and shareholders' equity         $182,229   $603,988
                                                      ========   ========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                               2002         2001         2000
                                                            ---------    ---------    ---------
Revenues:
Consolidated subsidiary dividends                           $      --    $   7,500    $   1,500
Other income                                                   14,344        1,789           --
                                                            ---------    ---------    ---------
     Total revenues                                            14,344        9,289        1,500

Expenses:
Interest expense on affiliate loan                              4,350        4,688           --
General and administrative expenses                            23,434       16,054          675
Forgiveness of loans to subsidiaries                          108,574           --           --
                                                            ---------    ---------    ---------
Total expenses                                                136,358       20,742          675

Income (loss) before equity in undistributed income of
     unconsolidated subsidiaries income taxes, and
     cumulative effect of change in accounting principles    (122,014)     (11,453)         825

Equity in undistributed income (loss) of
  consolidated subsidiaries                                  (261,156)    (143,368)       8,626

Income taxes (benefit)                                            424         (424)          --
                                                            ---------    ---------    ---------
Net income (loss) before cumulative
     effect of change in accounting principles               (383,594)    (154,397)       9,451
                                                            ---------    ---------    ---------

Cumulative effect of change in
     accounting principle                                       1,121           --           --
                                                            ---------    ---------    ---------
Net income (loss)                                            (384,715)    (154,397)       9,451
Dividends on preferred shares                                   1,384           --        4,923
                                                            ---------    ---------    ---------

Net income (loss) available to
     common shareholders                                    $ 386,099    $(154,397)   $   4,528
                                                            =========    =========    =========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP LTD.
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                  2002         2001         2000
                                               ---------    ---------    ---------
Operating activities:
Dividends received                             $   7,294    $   7,500    $   1,500
Net investment income received                        33           71           --
Other income received                                120           --           --
Operating expenses paid                           (3,772)     (13,457)         (22)
                                               ---------    ---------    ---------

Cash from (for) operating activities               3,675       (5,886)       1,478
                                               ---------    ---------    ---------

Investing activities:
Purchases of debt securities                     (39,958)          --           --
Maturity debt securities                          40,080           --           --
Acquisition of cash on business combination           --           --          215
Additions to premises and equipment                 (187)        (520)          --
Investment in subsidiaries                      (200,225)        (270)     (75,000)
                                               ---------    ---------    ---------

Cash for investing activities                   (200,290)        (790)     (74,785)
                                               ---------    ---------    ---------

Financing activities:
Issuance of convertible preferred stock           40,000           --           --
Preferred share dividends paid                      (298)          --           --
Issuance of common shares                            157          418           30
Share and option repurchases                        (161)          --           --
Common share dividends paid                       (4,415)      (5,918)      (1,468)
Debt issuance costs                                 (728)          --           --
Affiliate loans                                  172,514       12,555       75,000
                                               ---------    ---------    ---------

Cash from financing activities                   207,069        7,055       73,562
                                               ---------    ---------    ---------

Change in cash and cash equivalents               10,454          379          255

Cash and cash equivalents, beginning of year         634          255           --
                                               ---------    ---------    ---------

Cash and cash equivalents, end of year         $  11,088    $     634    $     255
                                               =========    =========    =========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                        2002           2001          2000
                                                    -----------    -----------   -----------
Deferred policy acquisition costs
U.S. treaty reinsurance                             $    46,906    $    36,039   $    30,347
Worldwide property catastrophe reinsurance                 (176)         4,438         4,309
                                                    -----------    -----------   -----------
     Total Reinsurance                                   46,730         40,477        34,656
Lloyd's syndicates continuing                            43,850         37,228        32,278
International specialty insurance and reinsurance        20,359         28,416        25,339
                                                    -----------    -----------   -----------
     Total International operations                      64,209         65,644        57,617
U.S. specialty program insurance                         16,261          9,364         5,920
Lloyd's syndicates and ECRA Pool runoff                      --            385         2,230
                                                    -----------    -----------   -----------
  Total                                             $   127,200    $   115,870   $   100,423
                                                    ===========    ===========   ===========

Unpaid claims and claim expenses
U.S. treaty reinsurance                             $ 1,286,219    $ 1,109,219   $ 1,198,949
Worldwide property catastrophe reinsurance              220,105        238,402       139,660
                                                    -----------    -----------   -----------
     Total Reinsurance                                1,506,324      1,347,621     1,338,609
Lloyd's syndicates continuing                         1,426,459      1,046,131       536,630
International specialty insurance and reinsurance       372,407        277,040       194,777
                                                    -----------    -----------   -----------
     Total International operations                   1,798,866      1,323,171       731,407
U.S. specialty program insurance                        353,844        233,584       169,961
Lloyd's syndicates and ECRA Pool runoff                  59,090        128,372       168,949
                                                    -----------    -----------   -----------
  Total                                             $ 3,718,124    $ 3,032,748   $ 2,408,926
                                                    ===========    ===========   ===========

Unearned premium income
U.S. treaty reinsurance                             $   146,908    $   112,085   $    92,224
Worldwide property catastrophe reinsurance                8,819         32,462        23,393
                                                    -----------    -----------   -----------
     Total Reinsurance                                  155,097        144,547       115,617
Lloyd's syndicates continuing                           277,063        200,836       155,867
International specialty insurance and reinsurance       111,654        138,754       128,753
                                                    -----------    -----------   -----------
     Total International operations                     388,717        339,590       284,620
U.S. specialty program insurance                        177,810        126,920        84,950
Lloyd's syndicates and ECRA Pool runoff                      --          1,233        11,151
                                                    -----------    -----------   -----------
  Total                                             $   721,624    $   612,290   $   496,338
                                                    ===========    ===========   ===========

Net premiums earned
U.S. treaty reinsurance                             $   347,035    $   288,760   $    87,721
Worldwide property catastrophe reinsurance               37,381         83,898        85,659
                                                    -----------    -----------   -----------
     Total Reinsurance                                  384,416        372,658       173,380
Lloyd's syndicates continuing                           300,960        245,973        66,736
International specialty insurance and reinsurance       157,617        180,791        37,667
                                                    -----------    -----------   -----------
     Total International operations                     458,577        426,764       104,403
U.S. specialty program insurance                        136,060         80,649        12,203
Lloyd's syndicates and ECRA Pool runoff                    (148)         9,435        12,763
                                                    -----------    -----------   -----------
  Total                                             $   978,905    $   889,506   $   302,749
                                                    ===========    ===========   ===========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
        SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION -(continued)

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                       2002         2001        2000
                                                    ---------    ---------   ---------
Net investment income
U.S. treaty reinsurance                             $  43,161    $  49,868   $  12,139
Worldwide property catastrophe reinsurance             16,055       30,014      35,667
                                                    ---------    ---------   ---------
     Total Reinsurance                                 59,216       79,882      47,806
Lloyd's syndicates continuing                          20,764       19,292       3,623
International specialty insurance and reinsurance      14,235       11,713       2,654
                                                    ---------    ---------   ---------
     Total International operations                    34,999       31,005       6,277
U.S. specialty program insurance                       10,453       13,057       2,351
Lloyd's syndicates and ECRA Pool runoff                   199           --       2,020
Unallocated                                               171        5,170         261
                                                    ---------    ---------   ---------
  Total                                             $ 105,038    $ 129,114   $  58,715
                                                    =========    =========   =========

Claims and claims expenses incurred
U.S. treaty reinsurance                             $ 356,248    $ 224,975   $  74,544
Worldwide property catastrophe reinsurance              7,707      100,902      54,885
                                                    ---------    ---------   ---------
     Total Reinsurance                                363,955      325,877     129,429
Lloyd's syndicates continuing                         184,952      225,540      44,862
International specialty insurance and reinsurance     178,453      185,684      33,325
                                                    ---------    ---------   ---------
     Total International operations                   363,405      411,224      78,187
U.S. specialty program insurance                      140,035       66,530       9,826
Lloyd's syndicates and ECRA pool runoff                14,140       23,774      10,265
                                                    ---------    ---------   ---------
  Total                                             $ 881,535    $ 827,405   $ 227,707
                                                    =========    =========   =========

Policy acquisition costs
U.S. treaty reinsurance                             $ 109,080    $ 101,216   $  23,213
Worldwide property catastrophe reinsurance             (2,335)      17,025      14,753
                                                    ---------    ---------   ---------
     Total Reinsurance                                106,745      118,241      37,966
Lloyd's syndicates continuing                          87,715       91,170      25,446
International specialty insurance and reinsurance      38,828       39,939       8,841
                                                    ---------    ---------   ---------
     Total International operations                   126,543      131,109      34,287
U.S. specialty program insurance                       34,562       20,996       2,424
Lloyd's syndicates and ECRA pool runoff                    63        2,720       3,926
                                                    ---------    ---------   ---------
  Total                                             $ 267,913    $ 273,066   $  78,603
                                                    =========    =========   =========

Underwriting expenses
U.S. treaty reinsurance                             $  13,577    $  11,680   $   4,796
Worldwide property catastrophe reinsurance              2,556       10,254      11,244
                                                    ---------    ---------   ---------
     Total Reinsurance                                 16,133       21,934      16,040
Lloyd's syndicates continuing                          52,972       25,926       7,163
International specialty insurance and reinsurance      20,538       21,425       4,209
                                                    ---------    ---------   ---------
     Total International operations                    73,510       47,351      11,372
U.S. specialty program insurance                       17,405        7,209       2,502
Lloyd's syndicates and ECRA pool runoff                   495        2,522       1,977
                                                    ---------    ---------   ---------
  Total                                             $ 107,543    $  79,016   $  31,891
                                                    =========    =========   =========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
        SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION -(continued)

                               TRENWICK GROUP LTD.
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                       2002         2001        2000
                                                    ---------    ---------   ---------
Net premiums written
U.S. treaty reinsurance                             $ 385,789    $ 319,145   $  83,180
Worldwide property catastrophe reinsurance              7,002       89,509      73,441
                                                    ---------    ---------   ---------
     Total Reinsurance                                392,791      408,654     156,621
Lloyd's syndicates continuing                         311,878      264,270      78,346
International specialty insurance and reinsurance     118,815      191,875      37,649
                                                    ---------    ---------   ---------
     Total International operations                   430,693      456,145     115,995
U.S. specialty program insurance                      168,984      102,472      13,858
Lloyd's syndicates and ECRA pool runoff                  (967)       3,047      16,158
                                                    ---------    ---------   ---------
  Total                                             $ 991,501    $ 970,318   $ 302,632
                                                    =========    =========   =========

                      TRENWICK GROUP LTD. AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                (Amounts in thousands of United States dollars)

                                                     Balance at     Balance at
                                                    Beginning of      End of
                                                       Period         Period
                                                    ------------   ------------
Year Ended December 31, 2002
Allowances for uncollectible
  reinsurance recoverable and premiums receivable    $  51,114      $  77,194

Year Ended December 31, 2001
Allowances for uncollectible
  reinsurance recoverable and premiums receivable    $  25,557      $  51,114

Year Ended December 31, 2000
Allowances for uncollectible
  reinsurance recoverable and premiums receivable    $      --      $  25,557

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers

The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive Compensation" of Trenwick's proxy statement for its 2003 Annual General Meeting of Shareholders, or will be provided by amendment.

Item 11.  Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of Trenwick's proxy statement for its 2003 Annual General Meeting of Shareholders, or will be provided by amendment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Securities Authorized For Issuance Under Equity Compensation Plans

                                                                                    (c)
                                                                                 Number of
                                                                                 securities
                                                                            remaining available
                                                                            for future issuance
                                         (a)                   (b)              under equity
                                Number of securities     Weighted-average    compensation plans
                                  to be issued upon     exercise price of        (excluding
                                     exercise of           outstanding           securities
                                outstanding options,    options, warrants       reflected in
        Plan category            warrants and rights        and rights           column(a))
-----------------------------   --------------------    -----------------   --------------------
Equity compensation plans
  approved by security
  holders..................          $1,847,429               $18.95           $1,748,815
Equity compensation plans
  not approved by security
  holders..................                  --                   --                   --
                                     ----------               ------           ----------
Total......................          $1,847,429               $18.95           $1,748,815
                                     ==========               ======           ==========

The other information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Shareholders" of Trenwick's proxy statement for its 2003 Annual General Meeting of Shareholders, or will be provided by amendment.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the section captioned "Election of Directors" of Trenwick's proxy statement for its 2003 Annual General Meeting of Shareholders, or will be provided by amendment.

Item 14. Controls and Procedures

Within the 90 days prior to the filing date of this report, Trenwick carried out an evaluation, under the supervision and with the participation of our management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1.    Financial statements

            Report of Independent Accountants - PricewaterhouseCoopers LLP.

            Consolidated Balance Sheet at December 31, 2002 and December 31,
            2001.

            Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

            Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

            Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

            Notes to Consolidated Financial Statements.

      2.    Financial statement schedules required to be filed by Item 8 of this
            Form:

                        Schedule
            Page        Number
            ----        ------
            S-1         II      Condensed Financial Information of Registrant.

            S-4         III     Supplementary Insurance Information.

            S-7         V       Valuation and Qualifying Accounts.

      3.    Exhibits

            3.1   Memorandum of Association. Incorporated by reference to
                  Exhibit 3.1 to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            3.2 Bye-Laws. Incorporated by reference to Exhibit 3.3 to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            3.3 Certificate of Incorporation of Gowin Holdings International Limited, dated December 14, 1999. Incorporated by reference to
                  Exhibit 3.2(a) to Trenwick Group Limited's Registration Statement on Form S-4. (File No. 333-44290).

            3.4 Certificate of Incorporation on Change of Name from Gowin Holdings International Limited to Trenwick Group Ltd., dated as of March 27, 2000. Incorporated by reference to Exhibit 3.2(b) to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            4.1   Specimen Share Certificate. Incorporated by reference to
                  Exhibit 4.2 to Trenwick Group Limited's Registration Statement on Form S-4. (File No. 333-44290).

            4.2 Rights Agreement, dated as of September 27, 2000, between Trenwick Group Ltd. and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 4.2 to Trenwick Group Limited's Form 8-A filed October 2, 2000. (File No. 1-15389).

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

            4.11 Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Perpetual Preferred Shares of Trenwick Group Ltd. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.1 Amended and Restated Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First

                  Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit
                  10.1 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

            10.2 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.3 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.4 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.5 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

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

            10.11 Trenwick Group Inc. 1989 Stock Plan, as amended. Incorporated by reference to Exhibit 99.1 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.12 Trenwick Group Inc. 1993 Non-Employee Directors Stock Option
                  Plan, as amended. Incorporated by reference to Exhibit 99.2 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.13 Trenwick Group Inc. 1993 Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.3 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.14 Trenwick Group Inc. 1996 RB Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.4 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.15 Chartwell Re Corporation 1996 Non-Employee Directors Stock
                  Option Plan, as amended. Incorporated by reference to Exhibit
                  99.6 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.16 Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.7 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).

            10.17 LaSalle Re Holdings Limited 1996 Long-Term Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.8 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).

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

            10.29 Employment Agreement, dated May 11, 2001, between Trenwick
                  Group Ltd. and James F. Billett, Jr. Incorporated by reference to Exhibit 10.1 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-16089).*

            10.30 Form of Amended and Restated Change of Control Agreement,
                  dated September 26, 2000, between Trenwick Group Inc. and senior officers of Trenwick Group Inc. and Trenwick America Corporation. Incorporated by reference to Exhibit 10.15 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).*

            10.31 Form of Assumption Letter, dated September 27, 2000, by
                  Trenwick Group Ltd. assuming the obligations of Trenwick Group Inc. under the Change of Control

                  Agreements. Incorporated by reference to Exhibit 10.16 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000 (File No. 1-16089).

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

            10.47 Third Amendment to the Credit Agreement, dated as of April 12,
                  2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 1-16089).

            10.48 Third Amendment to the Holdings Guaranty, dated as of April
                  12, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 1-16089).

            10.49 Transfer and Purchase Agreement, dated as of May 16, 2002, among Trenwick Group Ltd., LaSalle Re Limited, and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit
                  99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.50 Quota Share Retrocession Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance, Ltd. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.51 Bill of Sale and Assignment Agreement, dated as of May 16,
                  2002, among LaSalle Re Limited and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.52 Administrative Services Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.53 Assignment of Reinsurance Recoverables and Other Receivables,
                  dated as of May 16, 2002, between LaSalle Re Limited and Endurance Insurance Ltd. Incorporated by reference to Exhibit
                  99.5 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.54 Settlement Agreement, dated as of January 1, 2001, between
                  Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.55 Second Amended and Restated Catastrophe Equity Securities
                  Issuance Option Agreement, dated as of September 6, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.56 Amendment No. 1 to the Registration Rights Agreement, dated as of September 6, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to
                  Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.57 Summary of Indicative Terms and Conditions--Underwriting and
                  Reinsurance Arrangement between Chubb Re, Inc. and Trenwick America Reinsurance Corporation, dated October 25, 2002. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on October 29, 2002 (file no. 1-16089).

            10.58 Agreement, dated as of November 1, 2002, between National
                  Indemnity Company and Trenwick Managing Agents Limited. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on November 5, 2002 (File No. 1-16089).

            10.59 Agreement, dated as of August 26, 2002 between Trenwick Group
                  Ltd. and Mr. W. Marston Becker. Incorporated by reference to
                  Exhibit 10.2 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File No. 1-16089).*

            10.60 Forbearance Agreement, dated as of November 11, 2002, among
                  Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File No. 1-16089).

            10.61 Amendment to Forbearance Agreement, dated as of November 21,
                  2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 3, 2002 (File No. 1-16089).

            10.62 Second Amendment to the Forbearance Agreement, dated as of
                  December 6, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).

            10.63 Third Amendment and Consent to the Forbearance Agreement,
                  dated as of December 9, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).*

            10.64 Trenwick Group Ltd. Term Sheet LOC Facility, dated as December
                  3, 2002. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).

            10.65 Fourth Amendment and Waiver to the Credit Agreement, dated as of December 24, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-16089).

            10.66 Fourth Amendment to the Holdings Guaranty, dated as of
                  December 24, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-16089).

            10.67 Fifth Amendment to the Credit Agreement, dated as of January
                  16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.68 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.69 Agreement, dated January 28, 2003, between James F. Billett and Trenwick Group Ltd. Incorporated by reference to Exhibit
                  99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.70 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.71 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.72 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.6 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.73 Seventh Amendment to the Holdings Guaranty, dated as of March
                  7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.74 Fourth Waiver to the Credit Agreement, dated as of March 14,
                  2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK

                  Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.8 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.75 Agreement, between the Connecticut Insurance Department and
                  Trenwick America Reinsurance Corporation, dated December 3, 2002. Incorporated by reference to Exhibit 99.9 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.76 Agreement, dated as of December 10, 2002, between LaSalle Re
                  Limited and Trenwick Group Ltd. Incorporated by reference to
                  Exhibit 99.10 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.77 Agreement dated December 23, 2002 between National Indemnity
                  Company and Trenwick Managing Agents Limited.**

            12.1  Computation of Ratios.**

            21.1  List of Subsidiaries. **

            23.1  Consent of PricewaterhouseCoopers LLP. **

            99.1  Certification of Acting Chief Executive Officer **

            99.2  Certification of Chief Financial Officer **

      *     Management contract or compensatory plan or arrangement.

      **    Filed herewith

(b)   Reports on Form 8-K

      Reports on Form 8-K

      Trenwick filed Current Reports on Form 8-K on the following dates during the fourth quarter of 2002:

            October 28, 2002, reporting the lowering by A.M. Best Company on October 18, 2002 of the financial strength ratings of the operating subsidiaries of Trenwick, and the existence of an event of default under the Credit Agreement among Trenwick America Corporation, Trenwick Holdings Limited and various financial institutions.

            October 29, 2002, reporting (a) the entry by Trenwick America Reinsurance Corporation into an underwriting facility with a subsidiary of Chubb Corporation on October 25, 2002 and (b) Trenwick's announcement on October 25, 2002 that it had engaged independent actuaries to conduct a review of Trenwick's reserves for unpaid claims and claims expenses at each of its operating subsidiaries.

            October 31, 2002, reporting the immediate cessation of underwriting of Trenwick's United States specialty program insurance business, effective as of October 30, 2002.

            November 5, 2002, reporting the execution by Trenwick Managing Agents Limited of a letter agreement with National Indemnity Company on November 4, 2002 pursuant to which National Indemnity Company agreed to provide to Trenwick's Lloyd's Syndicate 839 $150 million in capital and a $45 million quota share reinsurance facility for the 2003 year of account.

            November 15, 2002, reporting the entry on November 13, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into a Forbearance Agreement dated as of November 11, 2002 with certain lending institutions party to the Credit Agreement dated as of November 24, 1999 and amended and restated as of September 27, 2000, and JP Morgan Chase Bank, as administrative agent.

            December 3, 2002, reporting the entry on November 21, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into an extension of the Forbearance Agreement, and the suspension of dividends and distributions payable on the outstanding Trenwick Series B Cumulative Convertible Perpetual Preferred Shares, LaSalle Re Holdings Limited Series A Preferred Shares and Trenwick Capital Trust I 8.82% Exchange Subordinated Capital Income Securities.

            December 12, 2002, reporting (a) the entry on December 8, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into an agreement in principle with its letter of credit providers, (b) the entry by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into amendments to the Forbearance Agreement on December 6, 2002 and December 9, 2002, extending the forbearance period until December 31, 2002, (c) the hiring of Greenhill & Co. as a financial advisor and (d) the cessation of underwriting at Trenwick International Limited.

            December 26, 2002, reporting the entry on December 24, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and Trenwick UK Holdings Limited into a Fourth Amendment and Waiver to the Credit Agreement, extending for an additional year $182 million of letters of credit utilized by Trenwick to support its underwriting operations at Lloyd's., and a Fourth Amendment to the Holdings Guaranty, dated as of December 24, 2002, providing for Trenwick to pledge all of its equity interests, assets and property as collateral for the renewing letter of credit providers.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRENWICK GROUP LTD.
                                    (Registrant)

                                    By  /s/ W. Marston Becker
                                      ---------------------------------

                                        W. Marston Becker

                                        Acting Chairman, and
                                        Acting Chief Executive Officer

Dated:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
  /s/ W. Marston Becker                  Acting Chairman of the Board, and                 March 31, 2003
-------------------------------          Acting Chief Executive
      W. Marston Becker                  Officer and Director (Principal
                                         Executive
                                         Officer)


  /s/ Alan L. Hunte                      Executive Vice President and Chief                March 31, 2003
-------------------------------          Financial Officer (Principal
      Alan L. Hunte                      Financial and Accounting Officer)


  /s/ Anthony S. Brown                                                                     March 31, 2003
-------------------------------
      Anthony s. Brown

  /s/ Robert M. DeMichele                                                                  March 31, 2003
-------------------------------
      Robert M. DeMichele

  /s/ Clement S. Dwyer                                                                     March 31, 2003
-------------------------------
      Clement S. Dwyer

  /s/ Joseph D. Sargent                                                                    March 31, 2003
-------------------------------
      Joseph D. Sargent

  /s/ Stephen R. Wilcox                                                                    March 31, 2003
-------------------------------
      Stephen R. Wilcox

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

      1. I have reviewed this annual report on Form 10-K of Trenwick Group Ltd. (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


 /s/ W. Marston Becker
 ------------------------------------------------
         W. Marston Becker
         Acting Chief Executive Officer
         (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

      1. I have reviewed this annual report on Form 10-K of Trenwick Group Ltd. (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


  /s/ Alan L. Hunte
  ------------------------------
         Alan L. Hunte
         Executive Vice President and
         Chief Financial Officer