Form 10-Q
period 2003-03-31
TRENWICK GROUP LTD
filed 2003-05-15
CIK 1122211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

                                    --------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003.

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _________________

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

                                  ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          Shares Outstanding
Description of Class                                      as of May 14, 2003
------------------------------                         -------------------------
Common Shares - $.10 par value                               36,772,854


                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                              ----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheet
         March 31, 2003 and December 31, 2002 ............................................     1

         Consolidated Statement of Operations and Comprehensive Income
         Three Months ended March 31, 2003 and 2002 ......................................     2

         Consolidated Statement of Cash Flows
         Three Months ended March 31, 2003 and 2002 ......................................     3

         Consolidated Statement of Changes in Common Shareholders' Equity Three Months
         ended March 31, 2003 and 2002 ...................................................     4

         Notes to Unaudited Consolidated Financial Statements ............................     5


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ......................................................................     12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................     33

ITEM 4.  Controls and Procedures .........................................................     33

                                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................................     34

ITEM 2.  Changes in Securities and Use of Proceeds .......................................     34

ITEM 3.  Defaults Upon Senior Securities .................................................     34

ITEM 4.  Submission of Matters to a Vote of Security Holders .............................     34

ITEM 5.  Other Information ...............................................................     34

ITEM 6.  Exhibits and Reports on Form 8-K ................................................     34

Signatures ...............................................................................     38


                               Trenwick Group Ltd.
                           Consolidated Balance Sheet
(Amounts  expressed in  thousands  of dollars,  except share and per share data)
                      March 31, 2003 and December 31, 2002

                                                            (Unaudited)
                                                                2003          2002
                                                           ------------   ------------
ASSETS
Debt securities available for sale, at fair value          $ 1,693,533    $ 1,492,834
Equity securities at fair value                                  8,821          8,849
Cash and cash equivalents                                      568,207        814,235
Accrued investment income                                       25,079         19,223
Premiums receivable                                            470,737        519,866
Reinsurance recoverable balances, net                        1,828,055      1,803,011
Prepaid reinsurance premiums                                   219,776        262,802
Deferred policy acquisition costs                              117,310        127,200
Security deposit held by Chubb                                  50,482         50,207
Other assets                                                   152,660        179,755
                                                           -----------    -----------
Total assets                                               $ 5,134,660    $ 5,277,982
                                                           ===========    ===========

LIABILITIES
Unpaid claims and claims expenses                          $ 3,687,552    $ 3,718,124
Unearned premium income                                        645,231        721,624
Reinsurance balances payable                                   299,123        374,397
Indebtedness                                                    76,753         76,498
Other liabilities                                              162,074        126,549
                                                           -----------    -----------
Total liabilities                                            4,870,733      5,017,192
                                                           -----------    -----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior subordinated
  debentures of U.S. subsidiary                                 68,334         68,320
Minority interest in preferred shares of
  Bermuda subsidiary                                            75,000         75,000
                                                           -----------    -----------
Total minority interest                                        143,334        143,320
                                                           -----------    -----------

CONVERTIBLE PREFERRED STOCK                                     40,000         40,000
                                                           -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,786,842 and
   36,801,545 shares issued and outstanding                      3,679          3,680
Additional paid in capital                                     575,276        576,567
Deferred compensation under share award plans                   (1,563)        (2,615)
Retained earnings (accumulated deficit)                       (492,969)      (492,343)
Accumulated other comprehensive income (loss)                   (3,830)        (7,819)
                                                           -----------    -----------
Total common shareholders' equity                               80,593         77,470
                                                           -----------    -----------
Total liabilities, minority interest and common
   shareholders' equity                                    $ 5,134,660    $ 5,277,982
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited)
       (Amounts expressed in thousands of dollars, except per share data)
                   Three Months Ended March 31, 2003 and 2002

                                                                    2003              2002
                                                                 ---------         ----------
REVENUES
Net premiums earned                                              $ 221,505         $ 266,024
Net investment income                                               19,638            29,255
Net realized investment gains                                          373             1,457
Other income (expense)                                              (2,033)            2,602
                                                                 ---------         ---------
Total revenues                                                     239,483           299,338
                                                                 ---------         ---------
EXPENSES
Claims and claims expenses incurred                                137,580           207,577
Policy acquisition costs                                            62,429            73,072
Underwriting expenses                                               23,994            23,007
General and administrative expenses                                  3,738             3,318
Interest expense and subsidiary preferred share dividends           11,766             9,936
Foreign currency losses (gains)                                      1,367              (678)
                                                                 ---------         ---------
Total expenses                                                     240,874           316,232
                                                                 ---------         ---------
Income (loss) before income taxes and cumulative effect
  of change in accounting principles                                (1,391)          (16,894)
Applicable income taxes (benefit)                                   (1,840)           (3,984)
                                                                 ---------         ---------

Net income (loss) before cumulative effect
  of change in accounting principles                                   449           (12,910)
Cumulative effect of change in accounting principle                   --             (41,653)
                                                                 ---------         ---------
Net income (loss)                                                      449           (54,563)

Dividends on convertible preferred stock                             1,072              --
                                                                 ---------         ---------
Net loss available to common shareholders                        $    (623)        $ (54,563)
                                                                 =========         =========
EARNINGS PER SHARE:
Basic and diluted loss per common share before cumulative
  effect of change in accounting principles                      $   (0.02)        $   (0.35)
Cumulative effect of change in accounting principles                  --               (1.13)
                                                                 ---------         ---------
Basic and diluted loss per common share                          $   (0.02)        $   (1.48)
                                                                 =========         =========
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                                $     449         $ (54,563)
                                                                 ---------         ---------
Other comprehensive income (loss):
  Net unrealized investment gains (losses)                           4,844           (12,755)
  Foreign currency translation adjustments                            (855)            1,113
                                                                 ---------         ---------
  Total other comprehensive income (loss)                            3,989           (11,642)
                                                                 ---------         ---------
Comprehensive income (loss)                                      $   4,438         $ (66,205)
                                                                 =========         =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002

                                                              2003              2002
                                                           ----------        ----------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs               $ 249,623         $ 301,235
Ceded premiums paid, net of acquisition costs               (104,348)         (188,222)
Claims and claims expenses paid                             (233,915)         (175,924)
Claims and claims expenses recovered                          28,285           145,232
Underwriting expenses paid                                   (38,907)          (31,036)
Net investment income received                                24,323            33,952
Service and other income received, net of expenses            10,047             2,570
General and administrative expenses paid                      (5,281)           (4,139)
Interest expense and preferred share dividends paid             (612)           (7,075)
Income taxes recovered                                           882                60
                                                           ---------         ---------
Cash (for) from operating activities                         (69,903)           76,653
                                                           ---------         ---------
INVESTING ACTIVITIES
Purchases of debt securities                                (359,982)         (338,066)
Sales of debt securities                                     114,714           208,495
Maturities of debt securities                                 73,667            96,125
Effect on cash of exchange rate translation                   (4,001)           (3,261)
Additions to premises and equipment                              (85)           (3,250)
                                                           ---------         ---------
Cash for investing activities                               (175,687)          (39,957)
                                                           ---------         ---------
FINANCING ACTIVITIES
Repayment of indebtedness                                       --              (1,452)
Indebtedness issuance costs paid                                (493)              (88)
Issuance of common shares                                         55                57
Common share dividends paid                                     --              (1,471)
Share and option repurchases                                    --                (161)
                                                           ---------         ---------
Cash for financing activities                                   (438)           (3,115)
                                                           ---------         ---------
Change in cash and cash equivalents                         (246,028)           33,581
Cash and cash equivalents, beginning of period               814,235           331,350
                                                           ---------         ---------
Cash and cash equivalents, end of period                   $ 568,207         $ 364,931
                                                           =========         =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                   Consolidated Statement of Changes in Common
                        Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2003 and 2002

                                                                            2003            2002
                                                                        ---------         ---------
Common shareholders' equity, beginning of period                        $  77,470         $ 498,326

COMMON SHARES AND ADDITIONAL PAID IN CAPITAL
  Issuance of 63,881 and 6,443 common shares for cash
  under employee and director plans                                             6                57
Purchase and retirement of 2,526 and 18,646 common shares                      (1)             (161)
Cancellation of 76,058 and 25,342 restricted common share awards           (1,298)             (468)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Compensation expense recognized                                              (248)              280
Cancellation of shares                                                      1,298               468

RETAINED EARNINGS
Net income (loss)                                                             449           (54,563)
Dividends on convertible preferred stock                                   (1,072)
Common share dividends, $0.04 per share                                      --              (1,471)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss)                                           3,989           (11,642)
                                                                        ---------         ---------
Common shareholders' equity, end of period                              $  80,593         $ 430,826
                                                                        =========         =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
(Amounts expressed in thousands of United States dollars except per share data)
                   Three Months Ended March 31, 2003 and 2002

Note 1            Organization
Organization      Trenwick Group Ltd. ("Trenwick") is a Bermuda-based specialty
and Basis         insurance and reinsurance holding company with subsidiaries
of Presentation   located in the United States and the United Kingdom, including four runoff operations. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

                  In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, its United States treaty reinsurance business and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc., effective October 30, 2002, and its London-based specialty insurance and reinsurance company, Trenwick International Limited ("Trenwick International"), effective November 29, 2002. Additionally, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, Trenwick sold the in-force property catastrophe reinsurance business of its Bermuda subsidiary, LaSalle Re Limited ("LaSalle Re"), to Endurance Specialty Insurance, Ltd. ("Endurance"). Little or no new insurance or reinsurance is presently being offered in these runoff operations.

                  Trenwick's United States treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

                  Trenwick announced on May 9, 2003 that its Board of Directors has authorized the senior management of its Lloyd's of London business, Trenwick Managing Agents Limited ("TMA"), to seek alternative sources of capital to replace Trenwick's ownership of TMA and the current capacity provided by Trenwick and its subsidiaries on composite Syndicate 839 and life Syndicate 44 from industry partners, private equity and other financial sources.

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

                  The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2002.

Note 2            During the first quarter of 2003, Trenwick amended the basis
Segment           in which operating segments are determined. This change
Information       followed strategic reviews of Trenwick's operations which
                  resulted in the decision to place four of its operations into voluntary runoff. As a result, the operations of Trenwick and its subsidiaries will now be managed on a legal entity basis combined by region, rather than an operating platform basis, in order to ensure the runoff of these operations is conducted in a manner which will maximize the economic value of these entities.

                  The results of Trenwick's specialty insurance and reinsurance business is reported in the following three business segments:

                  o Lloyd's operations, written principally through five corporate members of Lloyd's and managed by Trenwick's United Kingdom subsidiary, Trenwick Managing Agents Limited ("TMA");

                  o North American runoff, which consists of treaty reinsurance formerly written on United States property and casualty risks through Trenwick America Re as well as the results of the Chubb underwriting facility. Additionally, this segment includes the runoff of United States specialty program insurance formerly written by The Insurance Corporation of New York ("INSCORP") and its subsidiary Dakota Specialty Insurance Company ("Dakota). Lastly, this segment includes property catastrophe reinsurance written on a worldwide basis by LaSalle Re until it ceased underwriting effective April 1, 2002 when it sold its in-force business to Endurance, effected through a 100% quota share reinsurance agreement; and

                        o United Kingdom runoff, which consists of international specialty insurance and reinsurance written through Trenwick International, which ceased underwriting substantially all new business effective November 29, 2002. Subsequent to March 31, 2003, Trenwick entered into a letter of intent with Castlewood Holdings Limited and Litigation Control Group Limited for the sale of Trenwick International. The sale of Trenwick International is subject to the execution of definitive documentation, completion of due diligence and the approval of the Financial Services Authority in the United Kingdom.

                  The following tables present business segment financial information for Trenwick at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002:


                                                      2003                2002
                                                  -----------         -----------
Total assets:
Lloyd's operations                                $ 2,112,697         $ 2,135,908
North American runoff                               2,464,064           2,538,326
United Kingdom runoff                                 524,392             568,447
Unallocated                                            33,507              35,301

                                                  -----------         -----------
Total assets                                      $ 5,134,660         $ 5,277,982
                                                  ===========         ===========


                                                     2003                2002
                                                  -----------         -----------
Total revenues:
Lloyd's operations                                $    84,256         $    98,178
North American runoff                                 129,885             152,504
United Kingdom runoff                                  25,592              48,529
Unallocated                                              (250)                127
                                                  -----------         -----------
Total revenues                                    $   239,483         $   299,338
                                                  ===========         ===========


                                                      2003                2002
                                                  -----------         -----------
Net income (loss) before cumulative effect
   of change in accounting principles:
Lloyd's operations                                $     1,841         $    (2,226)
North American runoff                                   3,998               3,638
United Kingdom runoff                                     658              (7,010)
Unallocated interest expense and
  subsidiary preferred share dividends                 (3,921)             (6,621)
Other unallocated and change in
  accounting principle                                 (2,127)            (42,344)
                                                  -----------         -----------
Net income (loss)                                 $       449         $   (54,563)
                                                  ===========         ===========

 Transactions between operating segments have been eliminated in consolidation.

Note 3            Trenwick's senior notes, in an outstanding principal amount of
Amendment to      $75,000, were initially due April 1, 2003, and pursuant to an
Senior Notes      amendment are now due August 1, 2003. In connection with the amendment to extend the maturity date, Trenwick paid interest accrued through April 1, 2003 in the aggregate amount of $2,512 on April 9, 2003. Trenwick is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of the senior notes. Trenwick's agreements entered into in connection with the renewal of its letter of credit facility in December 2002 together with subsequent amendments provided that Trenwick would replace, refinance or restructure the senior notes by July 15, 2003. Trenwick does not have sufficient available liquidity to pay the amount due on August
                  1, 2003 and is uncertain whether it will be able to complete the restructuring by that date if at all.

Note 4            During the period since December 31, 2002, Trenwick and the
Amendment to      various lending institutions (the "Banks") extending the
Credit Facility   letter of credit facility to support Trenwick's operations at
                  Lloyd's have entered into additional amendments and numerous waivers. These amendments and waivers provide for, among other things, waivers of potential covenant defaults, reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under previous amendments, including that to replace, refinance, or restructure
                  Trenwick's senior notes by March 1, 2003.

Note 5            The components of premiums written and earned for the three
Underwriting      months ended March 31, 2003 and 2002 are as follows:
Activities

                                                     2003              2002
                                                  ---------         ---------
                  Assumed premiums written        $  84,052         $ 310,357
                  Direct premiums written           173,739           155,214
                                                  ---------         ---------
                  Gross premiums written            257,791           465,571
                  Ceded premiums written            (65,449)         (148,421)
                                                  ---------         ---------
                  Net premiums written            $ 192,342         $ 317,150
                                                  =========         =========

                  Assumed premiums earned         $ 116,066         $ 227,680
                  Direct premiums earned            219,676           165,748
                                                  ---------         ---------
                  Gross premiums earned             335,742           393,428
                  Ceded premiums earned            (114,237)         (127,404)
                                                  ---------         ---------
                  Net premiums earned             $ 221,505         $ 266,024
                                                  =========         =========

Note 6            Effective January 1, 2002, Trenwick adopted a new Financial
Accounting        Accounting Standards Board statement which amended the
Standards         accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation resulted in Trenwick's Bermuda holding company, LaSalle Re Holdings Limited, creating negative goodwill of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance of $53,239 at December 31, 2001 be tested for impairment under either market value or cash flow tests. The market value test was performed using the Income Forecast Model, which uses discounted cash flows. Cash flow tests were also performed, and as a result of the tests performed, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.

Note 7            The following table sets forth the computation of basic and
Earnings          diluted earnings per share for the three months ended March
Per Share         31, 2003 and 2002:


                                                                  2003           2002
                                                               ----------     ----------
Net loss available to common shareholders - basic and diluted       $(623)      $(54,563)
                                                               ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Weighted average shares outstanding - basic and diluted        36,756,966     36,815,374
                                                               ==========     ==========

Basic and diluted loss per common share                            $(0.02)        $(1.48)
                                                               ==========     ==========

                  For the three months ended March 31, 2003 and 2002, 1,130,339 and 3,406,880, respectively, aggregate share options and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidilutive on the calculation for the respective periods.

                  Trenwick has several plans through which it makes options in common shares available to employees at the discretion of its board of directors. Non-employee directors receive automatic grants under a separate plan. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years. Transactions under the share option plans during the periods presented were as follows:


                                                            March 31
                                                  ---------------------------
                                                    2003              2002
                                                  ---------       -----------
Number of shares:
Options outstanding, beginning of period          1,847,429         3,385,379
Options canceled                                   (717,090)         (131,762)
                                                  ---------       -----------
Options outstanding, end of period                1,130,339         3,253,617
                                                  =========       ===========
Options exercisable, end of period                  782,605         2,364,648
                                                  =========       ===========


Range of exercise price:
Options outstanding, end of period                 $1 - $40         $13 - $41
Options exercisable, end of period                $13 - $40         $13 - $41
                                                  =========       ===========

Weighted average exercise price:
Options outstanding, end of period                  $ 20.58          $  25.49
Options exercisable, end of period                  $ 28.60          $  28.38
                                                  =========       ===========

                  Further details on options outstanding and exercisable at March 31, 2003 follow:

                                                                                     Options currently
                                          Options outstanding                           exercisable
                            ------------------------------------------------    -----------------------------
                                                                Weighted
                                                                 Average
                              Weighted                          Remaining         Weighted
                              Average                          Contractual        Average
                              Exercise          Number           Life in          Exercise         Number
Exercise price range           Price          of Options          Years            Price         of Options
------------------------    -------------    -------------    --------------    -------------    ------------
Under $10.00                 $  1.06             315,988             10             $   --               --
$10.01-$25.00                $ 18.77             237,459              6             $19.03          205,713
$25.01 and over              $ 32.02             576,892              4             $32.02          576,892
                                               ---------                                            -------
                             $ 20.58           1,130,339              6             $28.60          782,605
                                               =========                                            =======

                  The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share as if the fair market value based method had been applied. Trenwick continues to account for the share option grants in accordance with the previous standard; the pro forma disclosures required by the fair value based method are presented below.

                  All of the outstanding share options were issued at an exercise price equal to fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method described above been applied, net income (loss) available to common shareholders and net income (loss) per common share for the three months ended March 31, 2003 and 2002, respectively, would have been the pro forma amounts shown below:


                                                                            2003             2002
                                                                         ---------        ----------
                  Net loss available to common shareholders:
                    As reported                                           $  (623)        $ (54,563)
                    Pro forma                                             $  (661)        $ (54,802)

                  Basic and diluted loss per common share:
                    As reported                                           $ (0.02)        $   (1.48)
                    Pro forma                                             $ (0.02)        $   (1.49)

                  The pro forma adjustments relating to options granted from 1995 to 2002 are based on a fair value method using the Black-Scholes option pricing model; no effect has been given to options granted prior to 1995 and no options were granted in 2003. Valuation and related assumption information for options granted in 2002 are as follows:

                  Expected volatility            53.0%
                  Risk-free interest rate         4.0%
                  Common share dividend yield     1.2%

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

Note 8            On May 5, 2003, INSCORP entered into a "letter of
Insurance         understanding" with the New York Insurance Department pursuant
Regulation        to which INSCORP agreed that it would not take any of the
                  following actions without the prior written approval of the
                  Department:

                  o Withdraw funds from its bank accounts, or make disbursements or payments outside of the ordinary course of business in amounts exceeding 3% of its aggregate cash and investments.

                  o Incur any debt obligation or liability for borrowed money not related directly to the ordinary course of business.

                  o     Settle any inter-company balances or pay any dividends.

                  o Enter into any new material reinsurance agreement or modify in any material respect any existing material reinsurance agreement other than customary renewals.

                  o Add new members to its board of directors other than current senior executive officers of INSCORP or its affiliates without notification to the department.

                  o Change the compensation terms for directors, officers or employees.

                  o Pledge or assign any of its assets to secure indebtedness for borrowed money.

                  Senior management of Trenwick has also agreed to meet with the New York Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Department to provide updates on the status of Trenwick and any changes in the status of INSCORP. INSCORP is also required to provide to the New York Insurance Department a monthly financial statement consisting of a balance sheet and income statement within 45 days following the end of such month. The above described terms will remain in effect until such time as the New York Insurance Department provides INSCORP written notice of its release or the agreement is superceded by administrative or court order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd.'s results of operations for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2002.

Overview

Trenwick Group Ltd. ("Trenwick") is a Bermuda-based specialty insurance and reinsurance holding company with subsidiaries located in the United States and the United Kingdom, including four runoff operations. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, its United States treaty reinsurance business and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc., effective October 30, 2002, and its London-based specialty insurance and reinsurance company, Trenwick International Limited ("Trenwick International"), effective November 29, 2002. Additionally, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, Trenwick sold the in-force property catastrophe reinsurance business of its Bermuda subsidiary, LaSalle Re Limited ("LaSalle Re"), to Endurance Specialty Insurance, Ltd. ("Endurance"). Little or no new insurance or reinsurance is presently being offered in these runoff operations.

Trenwick's United States treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

Trenwick announced on May 9, 2003 that its Board of Directors has authorized the senior management of its Lloyd's of London business, Trenwick Managing Agents Limited ("TMA"), to seek alternative sources of capital to replace Trenwick's ownership of TMA and the current capacity provided by Trenwick and its subsidiaries on composite Syndicate 839 and life Syndicate 44 from industry partners, private equity and other financial sources.

During the first quarter of 2003, Trenwick amended the basis in which operating segments are determined. This change followed strategic reviews of Trenwick's operations which resulted in the decision to place four of its operations into voluntary runoff. As a result, the operations of Trenwick and its subsidiaries will now be managed on a legal entity basis combined by region, rather than an operating platform basis, in order to ensure the runoff of these operations is conducted in a manner which will maximize the economic value of these entities.

      The results of Trenwick's specialty insurance and reinsurance business is reported in the following three business segments:

      o Lloyd's operations, written principally through five corporate members of Lloyd's and managed by TMA;

      o North American runoff, which consists of treaty reinsurance formerly written through Trenwick America Re as well as the results of the Chubb underwriting facility, the runoff of United States specialty program insurance formerly written by The Insurance Corporation of New York ("INSCORP") and its subsidiary Dakota Specialty Insurance Company ("Dakota) and property catastrophe reinsurance written on a worldwide basis by LaSalle Re until it ceased underwriting effective April 1, 2002 effected through a 100% quota share reinsurance agreement; and

      o United Kingdom runoff, which consists of international specialty insurance and reinsurance written through Trenwick International, until it ceased underwriting substantially all new business effective November 29, 2002.

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

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting time lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining reserves but may develop differently than currently estimated include:

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

o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $1.8 billion at March 31, 2003, Trenwick has a significant exposure to collectibility issues.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick's results from operations were significant. As of March 31, 2003, Trenwick maintained a valuation allowance for the full amount of its net deferred tax asset. Trenwick's Bermuda operations are not subject to income tax.

Results of Operations - Three Months Ended March 31, 2003 and 2002

Trenwick's net loss available to common shareholders of $0.6 million in the three months ended March 31, 2003 represented a $53.9 million improvement from the net loss available to common shareholders of $54.6 million recorded in the same period in 2002. The 2002 results included additional underwriting losses incurred related to the September 11th terrorist attacks, while the 2003 quarter included increased legal and other fees related to Trenwick's ongoing restructuring efforts.

Underwriting income (loss)

Trenwick produced an underwriting loss of $2.5 million in the first quarter of 2003 compared to an underwriting loss of $37.6 million in the first quarter of 2002. Details of underwriting income and loss are produced below:


                                                      2003               2002              Change
                                                   ---------          ---------          ---------
                                                                    (in thousands)
Net premiums earned                                $ 221,505          $ 266,024          $ (44,519)
                                                   ---------          ---------          ---------
Claims and claims expenses incurred                  137,580            207,577            (69,997)
Acquisition costs and underwriting expenses           86,423             96,079             (9,656)
                                                   ---------          ---------          ---------
Total expenses                                       224,003            303,656            (79,653)
                                                   ---------          ---------          ---------
Net underwriting loss                              $  (2,498)         $ (37,632)         $  35,134
                                                   =========          =========          =========
Loss ratio                                              62.1%              78.0%             (15.9)%
Underwriting expense ratio                              39.0%              36.1%               2.9%
Combined ratio                                         101.1%             114.1%             (13.0)%



The underwriting loss of $2.5 million in the first quarter of 2003 represented a $35.1 million improvement compared to the underwriting loss of $37.6 million in the first quarter of 2001. The improvement in the underwriting result was primarily due to the inclusion of $23.0 million of underwriting losses recorded in the first quarter of 2002 related to the September 11th terrorist attacks in addition to improved underwriting results on business written in Trenwick's Lloyd's operations.

The decrease in the combined ratio in the first quarter of 2003 compared to the first quarter of 2002 resulted mainly from the additional underwriting losses recorded on the September 11th terrorist attacks recorded in 2002 previously noted, offset in part by increased underwriting expenses in 2002.

Premiums written

Gross premiums written for the three months ended March 31, 2003 were $257.8 million compared to $465.6 million for the three months ended March 31, 2002, a decrease of $207.8 million or 44.6%. Details of gross premiums written are provided below:

                                 2003             2002            Change
                              ---------        ---------        ----------
                                            (in thousands)
Lloyd's syndicates            $ 160,615        $ 127,443        $  33,172
North American runoff            88,626          285,049         (196,423)
United Kingdom runoff             8,550           53,079          (44,529)
                              ---------        ---------        ---------
Gross premiums written        $ 257,791        $ 465,571        $(207,780)
                              =========        =========        =========

The increase of $33.2 million in Lloyd's syndicates gross written premiums for the first quarter of 2003 compared to $127.4 million in the first quarter of 2002 was due primarily to additional treaty reinsurance and other casualty lines of business formerly underwritten by Trenwick International which are now written through Trenwick's Lloyd's syndicates.

North American runoff gross premium writings for the three months ended March 31, 2003 decreased by $196.4 million, or 68.9% from the three months ended March 31, 2002 as a result of the sale of its in-force property catastrophe reinsurance business, effective April 1, 2002, combined with the effects of the current financial condition of Trenwick which prevented Trenwick America Re from writing any new business outside of that written through the Chubb underwriting facility as well as Trenwick's decision to cease underwriting specialty program insurance effective October 30, 2002.

The decrease of $44.5 million in United Kingdom runoff's gross premiums written in the first quarter of 2003 compared to the first quarter of 2002 was attributable to Trenwick's decision to discontinue writing substantially all new business through this operating company effective November 29, 2002.

Premiums earned

Net premiums earned for the three months ended March 31, 2003 were $221.5 million compared to $266.0 million for the same period in 2002. Details of premiums earned are provided below:

                                            2003             2002              Change
                                         ---------         ---------         ---------
                                                        (in thousands)
Gross premiums written                   $ 257,791         $ 465,571         $(207,780)
Change in gross unearned premiums           77,951           (72,143)          150,094
                                         ---------         ---------         ---------
Gross premiums earned                      335,742           393,428           (57,686)
                                         ---------         ---------         ---------

Gross premiums ceded                       (65,449)         (148,421)           82,972
Change in ceded unearned premiums          (48,788)           21,017           (69,805)
                                         ---------         ---------         ---------
Ceded premiums earned                     (114,237)         (127,404)           13,167
                                         ---------         ---------         ---------
Net premiums earned                      $ 221,505         $ 266,024         $ (44,519)
                                         =========         =========         =========

Gross premiums ceded for the three months ended March 31, 2003 were $65.4 million compared to $148.4 million for the same period in 2002. The decrease of $83.0 million in gross premiums ceded was due primarily to the placement of four of Trenwick's insurance and reinsurance segments into voluntary runoff as previously discussed.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2003 were $137.6 million, a decrease of $70.0 million compared to claims and claims expenses of $207.6 million for the same period in 2002. The decrease in claims and claims expenses in 2003 is partially attributable to the inclusion in 2002 of $25.7 million of additional claims and claims expenses recorded in connection with the September 11th terrorist attacks. In addition, claims and claims expenses in 2002 included deterioration in indicated loss ratios for the 1999-2001 accident years on the North American runoff and United Kingdom runoff segments of approximately $9.0 million and $12.2 million, respectively.

Underwriting expenses


                                     2003             2002            Change
                                   --------         --------         --------
                                                 (in thousands)
Policy acquisition costs           $ 62,429         $ 73,072         $(10,643)
Underwriting expenses                23,994           23,007              987
                                   --------         --------         --------
Total underwriting expenses        $ 86,423         $ 96,079         $ (9,656)
                                   ========         ========         ========
Underwriting expense ratio             39.0%            36.1%             2.9%
                                   ========         ========         ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first three months of 2003 decreased by $9.7 million compared to underwriting expenses for the first three months of 2002. The decrease was attributable to the decrease in premium volume as previously discussed offset in part by an increase in underwriting expenses. The increase in underwriting expenses in 2003 can be mainly attributed to increased premium levies from Lloyd's, which are assessed based upon premium writings. This increase was offset in part by decreased underwriting expenses in Trenwick's operations in runoff.

Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 39.0% for the three months ended March 31, 2003 compared to 36.1% for the same period in 2002. The increase in the underwriting expense ratio occurred principally because of increased underwriting expenses and decreased earned premiums, both as described above.

Net Investment Income

                                             2003                 2002               Change
                                         -----------          -----------          -----------
                                                            (in thousands)
Average invested assets                  $ 2,277,607          $ 2,318,248          $   (40,641)
Average annualized yields                       3.99%                5.77%               (1.78)%
Investment income - portfolio            $    22,743          $    33,439          $   (10,422)

Investment income - non-portfolio                389                 (171)                 560
Investment expenses                           (3,494)              (4,013)                 519
                                         -----------          -----------          -----------
Net investment income                    $    19,638          $    29,255          $    (9,617)
                                         ===========          ===========          ===========

Net investment income for the three months ended March 31, 2003 was $19.6 million compared to $29.3 million for the same period in 2002. The decrease in net investment income in the first quarter of 2003 is due to an overall decline in market yields during the quarter combined with a decrease in average invested assets. Investment expense for each of the first quarters of 2003 and 2002 includes interest expense on funds withheld of $2.4 million and $2.9 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains

Net realized gains on investments were $0.4 million during the three months ended March 31, 2003, compared to net realized gains of $1.5 million for the three months ended March 31, 2002. The 2002 gains reflect actions taken to reposition Trenwick's investment portfolio into higher quality, shorter duration fixed income securities.

Other income (expense)

Trenwick recorded other expenses of $2.0 million for the quarter ended March 31, 2003 as compared to other income of $2.6 million for the same period in 2002. The majority of the decrease in this line item relates to the $3.0 million of fronting fees incurred in the first quarter of 2003 related to the underwriting facility with Chubb Re. Additionally, the decrease can be attributed to a decrease in equity in net earnings of investees as a result of Trenwick's sale of its ownership in one of its managing general agencies at the end of 2002 as a result of the runoff status of its United States specialty program insurance.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2003 were $3.7 million, an increase of $0.4 million as compared to $3.3 million incurred during the same period in 2002. The increase in 2003 is primarily the result of the inclusion of $1.2 million of non-recurring legal and advisory fees related to Trenwick's ongoing efforts to restructure its outstanding indebtedness and preferred equity.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $11.8 million for the first quarter of 2003, an increase of $1.9 million from the same period in 2002. The increase resulted from increased LOC fees, which were $4.6 million higher in the first quarter of 2003 than during the same period in 2002. This increase was offset in part by a $2.2 million decrease in interest in Trenwick's term loan facility, which was repaid during the second quarter of 2002.

Foreign Currency Gains (Losses)

Trenwick recorded foreign currency losses of $1.4 million for the three months ended March 31, 2003, compared to foreign currency gains of $0.7 million for the three months ended March 31, 2002, primarily due to the decline in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources

Trenwick is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick's principal source of ongoing funding consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries. Trenwick's ability to generate operating capital is limited and its ability to meet its obligations is dependent upon funding from its operating subsidiaries. There is substantial uncertainty as to what amount of future funds it will receive from its operating subsidiaries. Trenwick's principal use of cash has been operating expenses and dividends paid to its shareholders. Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, have utilized cash in order to service their respective debt obligations; LaSalle Re Holdings Limited ("LaSalle Re Holdings") has used cash to pay dividends on its preferred shares. Trenwick's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase investment securities.

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

As of both March 31, 2003 and December 31, 2002, Trenwick 's consolidated investments and cash totaled $2.3 billion. The fair value of Trenwick's debt securities exceeded amortized cost by $18.6 million at March 31, 2003 and by $12.6 million at December 31, 2002.

As of March 31, 2003, Trenwick's consolidated common stockholders' equity totaled $80.6 million, or $2.19 per common share, compared to $77.5 million, or $2.11 per common share at December 31, 2002. During the three months ended March 31, 2003, the unrealized appreciation of debt and equity securities decreased by $4.9 million, net of tax, or $0.13 per share.

Cash used in Trenwick's operating activities for the three months ended March 31, 2003 was $69.9 million compared to cash provided by Trenwick's operating activities of $76.7 million in the comparable period of 2002. The increase in cash used in operations was due primarily to a significant increase in claims and claims expenses paid in 2003 over 2002. In 2002, claims and claims expenses paid included payments received by Trenwick from previous syndicate year participants as a result of the reinsurance to close the 1999 year of account on its Lloyd's syndicates. In addition, claims payments in the first quarter of 2003 include $17.8 million related to the September 11, 2001 terrorist attacks, for which minimal claims payments were made in the 2002 quarter.

Net cash used in financing activities during the three months ended March 31, 2002 included $1.5 million of dividends paid to common shareholders. Trenwick paid a dividend of $0.04 per common share in the first quarter of 2002 and LaSalle Re Holdings paid a dividend of $.55 per share on its Series A preferred shares during the three months ended March 31, 2002. In concert with other actions being taken in the fourth quarter of 2002, on November 7, 2002, Trenwick's Board of Directors announced that it had elected to suspend, with immediate effect and for an indefinite period, dividends payable on Trenwick's common and preferred shares. In December 2002, Trenwick's credit facility was amended to prohibit the payment of dividends. On November 29, 2002, Trenwick also ceased payment of dividends on the capital securities of Trenwick America and on the preferred stock of LaSalle Re Holdings.

Trenwick 's total debt to capital ratio (indebtedness divided by the sum of indebtedness, minority interest, convertible preferred stock and shareholders' equity) decreased slightly to 22.5% at March 31, 2003 from 22.7% on December 31, 2002, mainly a result of the increase in common shareholders' equity.

Financings, Financing Capacity and Capitalization

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America and Trenwick Holdings, Trenwick's United States and United Kingdom holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions ("the Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick's reserves for unpaid claims and claims expenses and the establishment of a deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendments to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through

December 31, 2003 to support Trenwick's underwriting operations at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick and its subsidiaries for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness. On April 25, 2003, Trenwick issued to the Banks an aggregate of 3,678,686 warrants to purchase common stock, representing 10% of the fully diluted equity capital of Trenwick as of such date. The warrants have a term of eight years from the date of issuance and have an exercise price of $0.19 per share.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of business, prohibit Trenwick and its respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick and its respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, will be prohibited from underwriting any insurance or reinsurance without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the related payment of interest accrued through April 1, 2003 to the holders of the senior notes and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes of Trenwick America, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements for any future event of default. If the events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

In connection with the Trenwick/LaSalle business combination, Trenwick America assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% senior notes (the "Senior Notes"), which were initially due on April 1, 2003 and pursuant to an amendment have been extended to August 1, 2003. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Interest on the Senior Notes is payable semi-annually at a rate of 6.7%. In connection with the amendment that extended the maturity date of the Senior Notes from April 1, 2003 to August 1, 2003, interest payable through April 1, 2003, in the aggregate amount of $2.5 million, was paid. Trenwick anticipates that it will be unable to make payment of principal and interest on the Senior Notes on August 1, 2003 and has continued discussions with the Senior Note holders concerning a proposed restructuring or an additional amendment of the Senior Notes to extend the maturity thereof. There can be no assurance that an agreement relating to this restructuring will be reached by August 1, 2003. If such agreement cannot be reached, Trenwick will be in default under the terms of the Senior Notes. Additionally, even if the Senior Notes are restructured, Trenwick expects that, in order to repay the principal amounts of the Senior Notes it will be required to seek additional financing, engage in asset sales, subsidiary dividends or similar transactions. There can be no assurance that Trenwick will be successful in such efforts.

Trenwick America also assumed, effective September 27, 2000, Trenwick Group Inc.'s $113.4 million 8.82% Junior Subordinated Deferrable Interest Debentures held by Trenwick Capital Trust I in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the debentures, Trenwick America is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell Re Corporation ("Chartwell") in 1999, Trenwick Group Inc. became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0 up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of unpaid claims and claims expenses related to business written by Trenwick America's subsidiary, INSCORP, prior to 1996. The contingent interest notes mature on June 30, 2006.

During the year ended December 31, 2002 and prior, Trenwick recorded significant adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at March 31, 2003 is equal to the minimum principal value of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At March 31, 2003, Trenwick was in compliance with these covenants.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D" and withdrawn by Moody's Investors Service. Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades and withdrawals.

Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations without prior approval by the insurance regulatory authorities. Moreover, Trenwick has entered into letter agreements with the insurance departments of the states of Connecticut and New York which restrict Trenwick America Re and INSCORP from taking certain actions such as paying dividends or dispensing of assets. As previously discussed, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common and preferred shares, the preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick from making certain payments without the Banks' approval.

Series B Preferred Shares

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

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140 million in catastrophe losses as defined under the catastrophe equity put option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe equity put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series

B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin. At March 31, 2003, the Series B Shares were rated "D" by Standard & Poor's, therefore the current dividend rate is 6.0%. If the Standard & Poor's rating remains below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "special conversion events" or the failure of Trenwick to maintain certain levels of capital. On February 20, 2003, Trenwick delivered a notice to European Re that Trenwick's GAAP Net Worth (as defined in the Certificate of Designation, Preferences and Rights (the "Certificate of Designation") of the Series B Shares) had fallen below $225 million. Trenwick's GAAP Net Worth did not equal or exceed $225 million during the period from February 20, 2003 through April 21, 2003 (which is 60 days after the date of notice). As a result, a Net Worth Conversion Event (as defined in the Certificate of Designation) occurred on April 21, 2003, and the Series B Shares are now convertible at the option of European Re into Trenwick common shares upon no less than 60 trading days advance notice to Trenwick. European Re has not delivered to Trenwick such a notice of conversion. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately
12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has recently been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately 48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, subject to compliance with applicable insurance law and regulation.

Accounting Standards

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which Trenwick intends to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities (SPEs) could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPEs would be removed. Because Trenwick America has not traditionally engaged in the types of securitization transactions within the scope of FIN 46, management does not believe adoption of the interpretation will impact future results.

                           FUTURE BUSINESS OPERATIONS

The future operations of Trenwick and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick has placed into runoff several of its operations, from which a significant portion of its revenue in 2002 and prior years were derived. Moreover, Trenwick may be required to dispose of one or all of its insurance company subsidiaries in order to satisfy its obligations to creditors and regulatory requirements or take further action to reduce the costs of ongoing operations. In addition, under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick and its subsidiaries are subject to financial and operational restrictions which limit Trenwick America's flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick has unpaid reimbursement obligations to the Banks with respect to the letters of credit.

The result of the foregoing is that the future operations of Trenwick, at least in the next several years, are likely to consist substantially of the sale, or management in runoff, of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs, impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan and retention of advisors who specialize in various aspects of runoff operation. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of Trenwick's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

                                  RISK FACTORS

You should carefully consider the risks described below regarding us and our securities. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur or continue to occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our securities could decline further.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to our financial statements as at and for the twelve months ended December 31, 2002, that substantial doubt exists as to our ability to continue as a going concern.

Our common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited have been delisted and deregistered by the New York Stock Exchange The New York Stock Exchange's application for removal from listing of our common shares and the Series A Preferred Shares of our subsidiary LaSalle Re Holdings was granted by the Securities and Exchange Commission by order dated April 29, 2003, and the removal from listing and registration became effective prior to the opening of the New York Stock Exchange on April 30, 2003. Our common shares and the Series A Preferred Shares of LaSalle Re Holdings were quoted on the Over-The-Counter (OTC) Bulletin Board beginning on Tuesday, March 25, 2003.

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

Covenants in our senior credit facility significantly limit our financial and operational flexibility.

We have entered into many covenants in our senior credit facility and related agreements that limit our ability to take certain actions without the consent of the banks, including our ability to borrow money, to make particular types of investments or other restricted payments (including dividend payments), to sell our assets, or to merge or consolidate. These restrictions significantly limit our financial and operational flexibility.

We are unable to repay $75 million in senior notes outstanding which are due August 1, 2003, and are required to replace, refinance or restructure these notes by that date.

We are engaged in continuing discussions with the holders of our senior notes regarding a restructuring of our senior notes. At this time we do not have sufficient liquidity to pay the principal amount of $75 million due on August 1, 2003, and it is uncertain whether we will be able to replace, refinance or restructure the notes by that date. If we are unable to secure a waiver or extension of this deadline, and either the banks under our credit facility or the senior noteholders determine to exercise the rights available to them upon this failure, we and/or one or more of our subsidiaries may be forced to seek protection from creditors.

We have issued convertible preferred shares that may result in substantial dilution to existing common shareholders and/or a change in control. We do not have the ability to control settlement of these convertible preferred shares.

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled us to exercise our rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, we issued Series B convertible preferred shares to European Re for a purchase price of $40 million. These Series B shares are convertible into our common shares upon the occurrence of certain events, including our failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Our net worth is below $225 million, and a net worth conversion event has occurred. European Re is able to convert the Series B Shares into common shares upon not less than 60 trading days' notice to us, and in the event of such conversion, substantial dilution to our existing common shareholders will occur.

As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately 12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. We have recently been notified by European Re that European Re believes our calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately
48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. We believe its calculation is correct but intend to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, subject to compliance with applicable insurance law and regulation.

We are a holding company and substantially all of our assets are held in our insurance company subsidiaries. These assets are generally unavailable to pay the debts of the holding company and there is substantial uncertainty as to whether we will ultimately receive any value from our insurance company subsidiaries.

We are a holding company with intermediate holding companies between us and our operating insurance company subsidiaries. Neither we, nor our intermediary holding companies, have material assets other than direct or indirect ownership of the stock of our operating subsidiaries. Our ability to meet our operating expenses, as well as debt and securities obligations and those of our subsidiaries and the ability to pay dividends will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from our operating insurance company subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. We are required to maintain specified minimum levels of capital and surplus and risk-based capital at our insurance subsidiaries, which could restrict their ability to pay dividends, even if the dividends were permitted by relevant insurance laws and regulations. We do not expect the majority of our operating subsidiaries will be able to pay dividends or advance or repay any funds to us in the foreseeable future, which would prevent us from paying our operating expenses or making payments on our debt or securities obligations.

We are in discussions with insurance regulators concerning capital impairment and other issues relating to our insurance company subsidiaries, and these regulators may institute supervision, rehabilitation, conservation or liquidation proceedings with respect to these subsidiaries.

We have been engaged in discussions with the insurance regulators of the jurisdictions in which our insurance company subsidiaries are domiciled. We have been required to restrict our

Connecticut and New York insurance company subsidiaries from taking certain actions such as paying dividends or disposing of assets, and we have been required to submit a plan of action to eliminate the statutory capital impairment at our New York insurance company subsidiary. Trenwick has also been notified by the New York Insurance Department ("NYID") that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. As a result, INSCORP and Trenwick may be the subject of regulatory action brought by the NYID. Each of these regulators, as well as the State of North Dakota, may act independently of one another with respect to the insurance company domiciled in its jurisdiction. The insolvency of any of the insurance company subsidiaries or any action by an insurance regulator, such as the commencement of voluntary or involuntary supervision, rehabilitation, conservation or liquidation proceedings with respect to one of these companies, could precipitate additional actions by the other insurance regulators. In the event of any such proceedings, it is unlikely that the assets of the insurance companies will be available to satisfy each others' liabilities, or the liabilities of Trenwick.

Our financial strength ratings have been significantly downgraded or withdrawn by Standard & Poor's, Moody's Investor Services and Fitch.

Our financial strength and other ratings have been downgraded significantly by Standard & Poor's and Fitch and have been withdrawn by Moody's Investor Services. These downgrades and withdrawal generally reflect the ratings services' views that our business prospects and financial flexibility are very limited and their substantial doubt as to our ability to restructure our senior debt. In addition, these downgrades significantly and negatively affect our ability to raise capital and to negotiate favorable terms in restructuring our debt.

Several of the business lines from which we historically derived a significant portion of our revenue have ceased to write new business and are in runoff.

We have placed four of our operating businesses, worldwide property catastrophe reinsurance, international specialty insurance and reinsurance, United States specialty program insurance and United States treaty reinsurance, into runoff. Little or no new business is being written in these lines. These four lines provided approximately 73% of our gross premiums written in 2002. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of these operations, we do not expect them to contribute significantly to our revenue or results of operations and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of these operations. Trenwick has historically not operated in runoff and may not have internal expertise, or may not be able to retain external support such as experienced consultants, to do so effectively.

We do not have adequate capital to continue to support our Lloyd's operations and if substitute capital or new ownership is not arranged in the near future it is likely that our Lloyd's operations will be placed into runoff.

We do not currently have sufficient capital to provide continued financial support to permit us to continue to operate Syndicates 839 and 44 at Lloyd's. We have recently authorized the senior management of our Lloyd's operations to pursue other alternatives to obtaining future capital support. In the event that we are unable to raise substitute capital or to transfer our ownership to an entity with adequate financial strength to support the continued operations, it is likely that Lloyd's will withdraw the authority of these syndicates to continue to write business and we will place these syndicates in runoff. There can be no assurance that there will be any proceeds derived from Trenwick's Lloyd's operations in the event that they are placed in runoff.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of several senior executive officers in the last year. A number of executive positions at Trenwick and its subsidiaries, including Trenwick's Chief Executive Officer and Chief Actuary positions, are now being filled by consultants under short term arrangements. Our ability to operate our business has been, and will continue to be, dependent on our ability to retain the services of our existing key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has accelerated turnover of our experienced employees and has made it and likely will continue to make it difficult to retain key employees.

Our reinsurers may not satisfy their obligations to us.

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of March 31, 2003, our reinsurance recoverable balance was approximately $1.8 billion. Our subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the insurers of their liability to the insureds. In addition, reinsurers may be unwilling to pay our insurance company subsidiaries even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our subsidiaries' cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of any of our insurance company subsidiaries, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

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

In 2002 we increased our loss reserves for unpaid claims and claims expenses by $285.1 million. The reserve increases reflect a reassessment of our reserves in light of recent reported loss activity trends across our major business groups.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital in the period in which such action occurs.

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

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply may result in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, on November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for certain specific terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to United States flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. The law expires automatically at the end of 2005. Currently there is a great deal of uncertainty as to what effect the law will have on the insurance industry. We are currently unable to predict the extent to which the foregoing and other new initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting. At the same time, threats of further terrorist attacks and the military initiatives and political unrest in the Middle East and Asia have adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Currently, only our Lloyd's operations continue to actively pursue new insurance business. Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the property and casualty insurance and reinsurance industry historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased recently, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

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

Shareholders' Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, courts would review acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud or dishonesty of such director or officer.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Trenwick reviewed the change in its exposure to market risks since December 31, 2002. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick believes that the potential for loss in each market risk sector described in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed.

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

Item 2. Changes in Securities and Use of Proceeds

      As discussed above in Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financings, Financing Capacity and Capitalization," the December 2002 amendments to Trenwick's credit agreement prohibit Trenwick from declaring or paying any dividends on its common shares.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On May 5, 2003 Clement S. Dwyer, Jr. resigned as a member of Trenwick's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Fifth Amendment to the Credit Agreement, dated as of January 16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.2 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.3 Agreement, dated January 28, 2003, between James F. Billett and Trenwick Group Ltd. Incorporated by reference to Exhibit
                  99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.4 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.5 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.6 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.6 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.7 Seventh Amendment to the Holdings Guaranty, dated as of March 7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.8 Fourth Waiver to the Credit Agreement, dated as of March 14, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.8 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.9 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.10 Eighth Amendment to the Holdings Guaranty, dated as of March
                  24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.11 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to
                  Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.12 Ninth Amendment to the Holdings Guaranty, dated as of March
                  28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.13 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.14 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

            10.15 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement.*

            10.16 Agreement between the New York Insurance Department and The
                  Insurance Corporation of New York dated May 5, 2003.*

            99.1  Certification of Acting Chief Executive Officer.*

            99.2  Certification of Chief Financial Officer.*

*     Filed herewith

(b)   Reports on Form 8-K

Trenwick filed Current Reports on Form 8-K on the following dates during the first quarter of 2003:

      March 18, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, (b) Trenwick's delivery of notice to the holder of Trenwick's Series B Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

      March 21, 2003, reporting the suspension from trading and delisting by the New York Stock Exchange of the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRENWICK GROUP LTD.



Date: May 14, 2003          By:     /s/  W. Marston Becker
                               -----------------------------------------
                                    Name: W. Marston Becker
                                    Title:   Acting Chairman and
                                             Acting Chief Executive Officer

Date:  May 14, 2003         By:     /s/ Alan L. Hunte
                               -----------------------------------------
                                    Name: Alan L. Hunte
                                    Title:   Executive Vice President and
                                             Chief Financial Officer

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Trenwick Group Ltd. (the "Registrant");

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

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003
      /s/ W. Marston Becker
      ---------------------------------
         W. Marston Becker
         Acting Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Trenwick Group Ltd. (the "Registrant");

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

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

       /s/ Alan L. Hunte
       ------------------------------
         Alan L. Hunte
         Executive Vice President and
         Chief Financial Officer