Form 10-Q
period 2003-06-30
TRENWICK GROUP LTD
filed 2003-08-20
CIK 1122211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      Shares Outstanding
Description of Class                                 as of August 20, 2003
------------------------------                       ---------------------
Common Shares - $.10 par value                            36,761,021

                               TRENWICK GROUP LTD.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        June 30, 2003 and December 31, 2002 ..................................      1

        Consolidated Statement of Operations and Comprehensive Income
        Three and Six Months ended June 30, 2003 and 2002 ....................      2

        Consolidated Statement of Cash Flows
        Three and Six Months ended June 30, 2003 and 2002 ....................      3

        Consolidated Statement of Changes in Common Shareholders' Equity
        Six Months ended June 30, 2003 and 2002 ..............................      4

        Notes to Unaudited Consolidated Financial Statements .................      5

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................     14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ...........     42

ITEM 4. Controls and Procedures ..............................................     42

        PART II - OTHER INFORMATION

ITEM 1. Legal proceedings ....................................................     42

ITEM 2. Changes in Securities and Use of Proceeds ............................     42

ITEM 3. Defaults Upon Senior Securities ......................................     43

ITEM 4. Submission of Matters to a Vote of Security Holders ..................     43

ITEM 5. Other Information ....................................................     43

ITEM 6. Exhibits and Reports on Form 8-K .....................................     43

Signatures ...................................................................     46

                              Trenwick Group Ltd.
                           Consolidated Balance Sheet
           (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                      June 30, 2003 and December 31, 2002

                                                              (Unaudited)
                                                                  2003             2002
                                                              -----------      -----------
ASSETS
Debt securities available for sale, at fair value             $ 1,883,494      $ 1,492,834
Equity securities at fair value                                     8,707            8,849
Cash and cash equivalents                                         401,103          814,235
Accrued investment income                                          17,326           19,223
Premiums receivable                                               426,600          519,866
Reinsurance recoverable balances, net                           1,794,460        1,803,011
Prepaid reinsurance premiums                                      195,880          262,802
Deferred policy acquisition costs                                 100,304          127,200
Security deposit held by Chubb                                     50,724           50,207
Other assets                                                      142,006          179,755
                                                              -----------      -----------
Total assets                                                  $ 5,020,604      $ 5,277,982
                                                              ===========      ===========

LIABILITIES
Unpaid claims and claims expenses                             $ 3,724,169      $ 3,718,124
Unearned premium income                                           557,439          721,624
Reinsurance balances payable                                      259,748          374,397
Indebtedness                                                       76,784           76,498
Other liabilities                                                 171,158          126,549
                                                              -----------      -----------
Total liabilities                                               4,789,298        5,017,192
                                                              -----------      -----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities
   of subsidiary trust holding solely junior subordinated
   debentures of U.S. subsidiary                                   68,350           68,320
Minority interest in preferred shares of
   Bermuda subsidiary                                              75,000           75,000
                                                              -----------      -----------
Total minority interest                                           143,350          143,320
                                                              -----------      -----------

CONVERTIBLE PREFERRED STOCK                                        40,000           40,000
                                                              -----------      -----------

COMMON SHAREHOLDERS' EQUITY
Common shares, $0.10 par value, 36,763,041 and
   36,801,545 shares issued and outstanding                         3,676            3,680
Additional paid in capital                                        574,858          576,567
Deferred compensation under share award plans                      (1,174)          (2,615)
Retained earnings (accumulated deficit)                          (545,684)        (492,343)
Accumulated other comprehensive income (loss)                      16,280           (7,819)
                                                              -----------      -----------
Total common shareholders' equity                                  47,956           77,470
                                                              -----------      -----------
Total liabilities, minority interest and common
   shareholders' equity                                       $ 5,020,604      $ 5,277,982
                                                              ===========      ===========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
    Consolidated Statement of Operations and Comprehensive Income (Unaudited)
            (Amounts expressed in thousands of United States dollars,
                             except per share data)
                Three and Six Months Ended June 30, 2003 and 2002

                                                              Three Months                   Six Months
                                                        ------------------------      ------------------------
                                                           2003           2002           2003           2002
                                                        ---------      ---------      ---------      ---------
REVENUES
Net premiums earned                                     $ 214,913      $ 277,261      $ 436,418      $ 543,285
Net investment income                                      18,449         27,885         38,087         57,140
Net realized investment gains (losses)                       (584)         3,957           (210)         5,414
Other income (expense)                                     (9,986)         3,036        (12,019)         5,638
                                                        ---------      ---------      ---------      ---------
Total revenues                                            222,792        312,139        462,276        611,477
                                                        ---------      ---------      ---------      ---------

EXPENSES
Claims and claims expenses incurred                       180,786        194,025        319,269        401,602
Policy acquisition costs                                   63,863         74,843        126,292        147,915
Underwriting expenses                                      21,125         20,681         45,119         43,688
General and administrative expenses                         3,545          4,658          7,283          7,976
Loss on sale of LaSalle's in-force
   reinsurance business                                        --          7,008             --          7,008
Interest expense and subsidiary
   preferred share dividends                                9,012         10,881         20,778         20,817
Foreign currency losses (gains)                            (4,967)         1,838         (4,502)         1,160
                                                        ---------      ---------      ---------      ---------
Total expenses                                            273,364        313,934        514,239        630,166
                                                        ---------      ---------      ---------      ---------

Loss before income taxes and cumulative
   effect of change in accounting principle               (50,572)        (1,795)       (51,963)       (18,689)
Applicable income taxes (benefit)                           1,059         (5,584)          (781)        (9,568)
                                                        ---------      ---------      ---------      ---------
Net income (loss) before cumulative effect
   of change in accounting principle                      (51,631)         3,789        (51,182)        (9,121)
Cumulative effect of change in accounting principle            --             --             --        (41,653)
                                                        ---------      ---------      ---------      ---------
Net income (loss)                                         (51,631)         3,789        (51,182)       (50,774)
Dividends on convertible preferred stock                    1,086             --          2,159             --
                                                        ---------      ---------      ---------      ---------
Net income (loss) available to common shareholders      $ (52,717)     $   3,789      $ (53,341)     $ (50,774)
                                                        =========      =========      =========      =========
EARNINGS PER SHARE:
Basic and diluted earnings (loss) per
   common share before cumulative effect
   of change in accounting principle                    $   (1.43)     $    0.10      $   (1.45)     $   (0.25)
Cumulative effect of change in accounting principle            --             --             --          (1.13)
                                                        ---------      ---------      ---------      ---------
Basic and diluted earnings (loss)
   per common share                                     $   (1.43)     $    0.10      $   (1.45)     $   (1.38)
                                                        =========      =========      =========      =========
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                       $ (51,631)     $   3,789      $ (51,182)     $ (50,774)
                                                        ---------      ---------      ---------      ---------
Other comprehensive income (loss):
   Net unrealized investment gains (losses)                14,449         11,225         19,367         (1,530)
   Foreign currency translation adjustments                 5,661          1,012          4,732          2,125
                                                        ---------      ---------      ---------      ---------
   Total other comprehensive income (loss)                 20,110         12,237         24,099            595
                                                        ---------      ---------      ---------      ---------
Comprehensive income (loss)                             $ (31,521)     $  16,026      $ (27,083)     $ (50,179)
                                                        =========      =========      =========      =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
               Three and Six Months Ended June 30, 2003 and 2002

                                                             Three Months                   Six Months
                                                       ------------------------      ------------------------
                                                          2003           2002           2003           2002
                                                       ---------      ---------      ---------      ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs           $ 174,443      $ 473,721      $ 424,066      $ 774,956
Ceded premiums paid, net of acquisition costs            (77,900)      (102,621)      (182,248)      (290,843)
Claims and claims expenses paid                         (198,615)      (369,563)      (432,530)      (545,487)
Claims and claims expenses recovered                      81,402        (19,843)       109,687        125,389
Underwriting expenses paid                               (31,454)       (24,985)       (70,361)       (56,021)
Net investment income received                            26,680         35,334         51,003         69,286
Service and other income received, net of expenses         1,005          2,402         11,052          4,972
General and administrative expenses paid                  (4,782)        (8,832)       (10,063)       (12,971)
Interest expense and
   preferred share dividends paid                        (10,414)        (5,381)       (11,026)       (12,456)
Income taxes recovered                                       133            986          1,015          1,046
                                                       ---------      ---------      ---------      ---------
Cash (for) from operating activities                     (39,502)       (18,782)      (109,405)        57,871
                                                       ---------      ---------      ---------      ---------
INVESTING ACTIVITIES
Purchases of debt securities                            (544,951)      (487,427)      (904,933)      (825,493)
Sales of debt securities                                 102,952        495,364        217,666        703,859
Maturities of debt securities                            308,175        232,057        381,842        328,182
Purchases of equity securities                                --            (83)            --            (83)
Sales of equity securities                                   113             --            113             --
Effect on cash of exchange rate translation                7,548         14,180          3,547         10,919
Additions to premises and equipment                         (688)        (1,490)          (773)        (4,740)
                                                       ---------      ---------      ---------      ---------
Cash from (for) investing activities                    (126,851)       252,601       (302,538)       212,644
                                                       ---------      ---------      ---------      ---------
FINANCING ACTIVITIES
Repayment of indebtedness                                     --       (197,841)            --       (199,293)
Indebtedness issuance costs paid                            (806)            --         (1,299)           (88)
Issuance of common shares                                     55             39            110             96
Common share dividends paid                                   --         (1,472)            --         (2,943)
Share and option repurchases                                  --             --             --           (161)
                                                       ---------      ---------      ---------      ---------
Cash for financing activities                               (751)      (199,274)        (1,189)      (202,389)
                                                       ---------      ---------      ---------      ---------
Change in cash and cash equivalents                     (167,104)        34,545       (413,132)        68,126
Cash and cash equivalents, beginning of period           568,207        364,931        814,235        331,350
                                                       ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period               $ 401,103      $ 399,476      $ 401,103      $ 399,476
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of these statements.

                               Trenwick Group Ltd.
  Consolidated Statement of Changes in Common Shareholders' Equity (Unaudited)
   (Amounts expressed in thousands of United States dollars except share data)
                     Six Months Ended June 30, 2003 and 2002

                                                                                 2003           2002
                                                                               --------      ---------
Common shareholders' equity, beginning of period                               $ 77,470      $ 498,326

COMMON SHARES AND ADDITIONAL PAID IN CAPITAL
Issuance of 63,881 and 11,984 common shares for cash
   under employee and director plans                                                  6             96
Purchase and retirement of 2,526 and 18,646 common shares                            (1)          (161)
Cancellation of 99,859 and 49,316 restricted common share awards                 (1,717)          (916)

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Compensation expense recognized                                                    (277)           501
Cancellation of restricted common shares                                          1,717            916

RETAINED EARNINGS
Net loss                                                                        (51,182)       (50,774)
Dividends on convertible preferred stock                                         (2,159)            --
Common share dividends, $0.08 per share                                              --         (2,943)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income                                                       24,099            595
                                                                               --------      ---------
Common shareholders' equity, end of period                                     $ 47,956      $ 445,640
                                                                               ========      =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP LTD.
              Notes to Unaudited Consolidated Financial Statements
 (Amounts expressed in thousands of United States dollars except per share data)
                Three and Six Months Ended June 30, 2003 and 2002

Note 1            Organization
Organization      Trenwick Group Ltd. ("Trenwick") is a Bermuda-based specialty
and Basis         insurance and reinsurance holding company with subsidiaries
of Presentation   located in the United States and the United Kingdom, including four runoff operations. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis. As indicated below, on August 20, 2003, Trenwick and certain of its subsidiaries that are not insurance companies filed for protection under chapter 11 of the United States Bankruptcy Code.


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

                  Trenwick's United States treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

                  Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of its 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team"). Trenwick did not pay principal and interest on the Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick.

                  The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and
                  (iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or of its wholly-owned Bermuda subsidiary, LaSalle Re Holdings Ltd, will receive any return on their investment in the near term if at all.

                  The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation (iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

                  On August 20, 2003, Trenwick and its affiliates, LaSalle Re Holdings Limited ("LaSalle Re Holdings") and Trenwick America (collectively with LaSalle Re Holdings and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings will petition the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and will request that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process. (See also Note 8)

                  Basis of Presentation

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

                  The accompanying financial statements have been prepared assuming Trenwick will continue as a going concern. As discussed above, Trenwick was unable to repay certain senior notes by April 1, 2003 and collateralize, with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003 and is therefore in default with respect to the senior notes and certain other indebtedness. Additionally, certain insurance subsidiaries of Trenwick do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2            Effective April 1, 2002, Trenwick sold the in-force property
Sale of           catastrophe reinsurance business of its subsidiary, LaSalle Re
Property          Limited ("LaSalle") to Endurance Specialty Insurance, Ltd.
Catastrophe       ("Endurance"). The sale was effected through a 100% quota
Business of       share reinsurance agreement, with Endurance paying Trenwick a
LaSalle Re        ceding commission of 25% of premiums ceded under the quota
Limited           share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance has the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6,685 in ceding commissions earned on the quota share with Endurance, as well as $3,930 in amortization of acquisition costs on the related assumed business.

                  In connection with this transaction, Trenwick recorded the following non-recurring revenues and expenses during the six months ended June 30, 2002:

                    Minimum proceeds related to sale of renewal rights     $ 8,000
                    Accelerated amortization of reinsurance
                       contracts not transferred in sale                    (7,824)
                    Legal expenses and investment banking fees              (4,370)
                    Severance and related expenses                          (2,814)
                                                                           -------
                    Net loss on sale of LaSalle's in-force
                       reinsurance business                                $(7,008)
                                                                           =======

Note 3            During the first quarter of 2003, Trenwick amended the basis
Segment           in which operating segments are determined. This change
Information       followed strategic reviews of Trenwick's operations which
                  resulted in the decision to place four of its operations into voluntary runoff. As a result, the operations of Trenwick and its subsidiaries will now be managed on a legal entity basis combined by region, rather than an operating platform basis, in order to ensure the runoff of these operations is conducted in a manner which will maximize the economic value of these entities.

                  The results of Trenwick's specialty insurance and reinsurance business is reported in the following three business segments:

                  - Lloyd's operations, written principally through five corporate members of Lloyd's and managed by Trenwick's United Kingdom subsidiary, Trenwick Managing Agents Limited ("TMA");

                  - North American runoff, which consists of treaty reinsurance formerly written on United States property and casualty risks through Trenwick America Re as well as the results of the Chubb underwriting facility. Additionally, this segment includes the runoff of United States specialty program insurance formerly written by The Insurance Corporation of New York ("INSCORP") and its subsidiary Dakota Specialty Insurance Company ("Dakota). Lastly, this segment includes property catastrophe reinsurance written on a worldwide basis by LaSalle Re until it ceased underwriting effective April 1, 2002 when it sold its in-force business to Endurance, effected through a 100% quota share reinsurance agreement; and

                  - United Kingdom runoff, which consists of international specialty insurance and reinsurance written through Trenwick International, which ceased underwriting substantially all new business effective November 29, 2002. Subsequent to June 30, 2003, Trenwick entered into an agreement with Bestpark Limited ("Bestpark"), a subsidiary of Litigation Control Group Limited, for the sale of Trenwick International. The sale of Trenwick International is subject to the approval of the Financial Services Authority in the United Kingdom.(See
                        Note 8)

                  The following tables present business segment financial information for Trenwick at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002:

                                                 2003           2002
                                              ----------     ----------
                    Total assets:
                    Lloyd's operations        $2,139,227     $2,135,908
                    North American runoff      2,356,000      2,538,326
                    United Kingdom runoff        504,853        568,447
                    Unallocated                   20,524         35,301
                                              ----------     ----------
                    Total assets              $5,020,604     $5,277,982
                                              ==========     ==========

                                                   Three Months                  Six Months
                                              -----------------------     -----------------------
                                                 2003          2002          2003          2002
                                              ---------      --------     ---------      --------
                    Total revenues:
                    Lloyd's operations        $  89,378      $117,987     $ 173,634      $216,165
                    North American runoff       111,448       143,965       241,333       296,469
                    United Kingdom runoff        22,466        50,129        48,058        98,658
                    Unallocated                    (500)           58          (749)          185
                                              ---------      --------     ---------      --------
                    Total revenues            $ 222,792      $312,139     $ 462,276      $611,477
                                              =========      ========     =========      ========

                                                       Three Months                 Six Months
                                                  ----------------------      ----------------------
                                                    2003          2002          2003          2002
                                                  --------      --------      --------      --------
      Net income (loss):
      Lloyd's operations                          $ (5,233)     $   (607)     $ (3,392)     $ (2,833)
      North American runoff                        (42,488)       35,350       (38,490)       38,988
      United Kingdom runoff                          3,429        (9,308)        4,087       (16,318)
      Unallocated interest expense and
         subsidiary preferred share dividends       (3,655)       (6,903)       (7,576)      (13,524)
      Other unallocated and change in
         accounting principle                       (3,684)      (14,743)       (5,811)      (57,087)
                                                  --------      --------      --------      --------
      Net income (loss)                           $(51,631)     $  3,789      $(51,182)     $(50,774)
                                                  ========      ========      ========      ========

                  Transactions between operating segments have been eliminated in consolidation.

Note 4            Effective January 1, 2002, Trenwick adopted a new Financial
Accounting        Accounting Standards Board statement which amended the
Standards         accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation resulted in LaSalle Re Holdings crediting negative goodwill of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change. The statement also required that the remaining goodwill balance of $53,239 at December 31, 2001 be tested for impairment under either market value or cash flow tests. The market value test was performed using the Income Forecast Model, which uses discounted cash flows. Cash flow tests were also performed, and as a result of the tests performed, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.

Note 5            The components of premiums written and earned for the three
Underwriting      and six months ended June 30, 2003 and 2002 are as follows:
Activities

                                                       Three Months                   Six Months
                                                 ------------------------      ------------------------
                                                    2003           2002           2003           2002
                                                 ---------      ---------      ---------      ---------
                    Assumed premiums written     $  73,346      $ 149,425      $ 157,399      $ 358,308
                    Direct premiums written        101,838        292,722        275,577        549,409
                                                 ---------      ---------      ---------      ---------
                    Gross premiums written         175,184        442,147        432,976        907,717
                    Ceded premiums written         (18,752)      (186,215)       (84,201)      (334,636)
                                                 ---------      ---------      ---------      ---------
                    Net premiums written         $ 156,432      $ 255,932      $ 348,775      $ 573,081
                                                 =========      =========      =========      =========

                    Assumed premiums earned      $  93,527      $ 170,998      $ 209,593      $ 297,205
                    Direct premiums earned         182,943        248,189        402,619        515,410
                                                 ---------      ---------      ---------      ---------
                    Gross premiums earned          276,470        419,187        612,212        812,615
                    Ceded premiums earned          (61,557)      (141,926)      (175,794)      (269,330)
                                                 ---------      ---------      ---------      ---------
                    Net premiums earned          $ 214,913      $ 277,261      $ 436,418      $ 543,285
                                                 =========      =========      =========      =========

Note 6            The following table sets forth the computation of basic and
Earnings          diluted earnings per share for the three and six months ended
Per Share         June 30, 2003 and 2002:

                                                 Three Months                    Six Months
                                          --------------------------     ----------------------------
                                             2003            2002           2003              2002
                                          ----------      ----------     ----------      ------------
Net income (loss) available to common
  shareholders                            $  (52,717)     $    3,789     $  (53,341)     $    (50,774)
                                          ==========      ==========     ==========      ============

Weighted average shares
  outstanding - basic and diluted         36,773,865      36,786,434     36,765,462        36,800,824
                                          ==========      ==========     ==========      ============

Basic and diluted earnings
  (loss) per common share                 $    (1.43)     $     0.10     $    (1.45)     $      (1.38)
                                          ==========      ==========     ==========      ============

                  For the three and six months ended June 30, 2003 and 2002, 962,365, 962,365; 1,744,077 and 1,737,077, respectively, aggregate share options and warrants were excluded from the computation of diluted earnings per share because their effect would have been antidulutive on the calculation for the respective periods.

                  During the three months ended June 30, 2002, 1,365,187 share options were cancelled pursuant to the employee stock option exchange program. This voluntary program offered all active employees with the exception of the Chief Executive Officer a one-time opportunity to exchange stock options for new options at a grant price equal to the fair market value of Trenwick common shares on December 16, 2002, which was $0.89.

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

                                                                        June 30
                                                               -------------------------
                                                                  2003           2002
                                                               ----------     ----------
                  Number of shares:
                  Options outstanding, beginning of period      1,847,429      3,385,379
                  Options granted                                      --          7,000
                  Options canceled                               (885,064)    (1,801,565)
                                                               ----------     ----------
                  Options outstanding, end of period              962,365      1,590,814
                                                               ==========     ==========

                  Options exercisable, end of period              756,943      1,283,077
                                                               ==========     ==========

                  Range of exercise price:
                  Options outstanding, end of period           $  1 - $40     $  8 - $41
                  Options exercisable, end of period           $  8 - $40     $ 13 - $41
                                                               ==========     ==========

                  Weighted average exercise price:
                  Options granted                                      --     $     8.00
                  Options outstanding, end of period           $    23.34     $    26.56
                  Options exercisable, end of period           $    28.75     $    28.44
                                                               ==========     ==========

                  Further details on options outstanding and exercisable at June 30, 2003 follow:

                                   Options outstanding               Options currently exercisable
                         -----------------------------------------   -----------------------------
                                                         Weighted
                                                         Average
                         Weighted                       Remaining     Weighted
                         Average                       Contractual    Average
                         Exercise         Number         Life in      Exercise          Number
Exercise price range      Price         Of Options        Years         Price         of Options
--------------------     --------       ----------     -----------    --------        ----------
Under $10.00              $ 1.18          180,676          10          $ 8.40            7,000
$10.01-$25.00             $18.44          204,797           5          $18.69          173,051
$25.01 and over           $32.02          576,892           3          $32.02          576,892
                                          -------                                      -------
                          $23.34          962,365           5          $28.75          756,943
                                          =======                                      =======

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

                  All of the outstanding share options were issued at an exercise price equal to fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method described above been applied, net income (loss) available to common shareholders and net income (loss) per common share for the six months ended June 30, 2003 and 2002, respectively, would have been the pro forma amounts shown below:

                                                   Three Months             Six Months
                                                -------------------    ---------------------
                                                  2003        2002       2003         2002
                                                --------     ------    --------     --------
                  Net loss available to
                      common shareholders
                      As reported               $(52,717)    $3,789    $(53,341)    $(50,774)
                      Pro forma                 $(52,737)    $3,857    $(53,398)    $(50,945)

                  Basic and diluted loss per
                      common share
                      As reported               $  (1.43)    $ 0.10    $  (1.45)    $  (1.38)
                      Pro forma                 $  (1.43)    $ 0.10    $  (1.45)    $  (1.38)

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

Note 7            On May 5, 2003, INSCORP entered into a "letter of
Insurance         understanding" with the New York Insurance Department pursuant
Regulation        to which INSCORP agreed that it would not take any of the
                  following actions without the prior written approval of the
                  Department:

                  o Withdraw funds from its bank accounts, or make disbursements or payments outside of the ordinary course of business in amounts exceeding 3% of its aggregate cash and investments.

                  o Incur any debt obligation or liability for borrowed money not related directly to the ordinary course of business.

                  o     Settle any intercompany balances or pay any dividends.

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

Note 8            On August 20, 2003, Trenwick and its affiliates, LaSalle Re
Subsequent        Holdings Limited ("LaSalle Re Holdings") and Trenwick America
Events            (collectively with LaSalle Re Holdings and Trenwick, the
                  "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the
                  "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings will petition the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and will request that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process.

                  Included in the accompanying consolidated balance sheet are:
                  i) indebtedness of $76,784, ii) mandatorily redeemable preferred capital securities of $68,350, and iii) $75,000 in preferred shares of Bermuda subsidiary, all of which are expected to be subject to the bankruptcy filing.

                  The majority of the assets and liabilities (other than those previously mentioned) included in the consolidated balance sheet are assets and liabilities of the regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

                  On August 20, 2003, Trenwick Holdings Limited, a aubsidiary of Trenwick, entered into an agreement with Bestpark, a subsidiary of Litigation Control Group Limited, to sell to Bestpark all of the capital stock of Trenwick International, as well as all of the capital stock of Trenwick Management Services Ltd ("TMS") and Specialist Risk Underwriters Limited ("SRU"). TMS is Trenwick International's management services company. SRU is a company that in the past has carried out underwriting agency services for Trenwick International and other entities. It is anticipated that substantially all of the (pound)2.0 million in initial consideration to be paid by Bestpark will be used to pay transactional fees and expenses. The remaining consideration, if any, is contingent upon a successful runoff of the Trenwick International business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick Group Ltd's results of operations for the three and six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick for the year ended December 31, 2002.

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

Trenwick's United States treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs and on June 18, 2003 the underwriting agreement was cancelled by Chubb. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of its 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team"). Trenwick did not pay principal and interest on the Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick.

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and
(iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick announced that it believes that it is unlikely that any of the holders of the shares of Trenwick or of its wholly-owned Bermuda subsidiary, LaSalle Re Holdings Ltd, will receive any return on their investment in the near term if at all.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, Trenwick and its affiliates, LaSalle Re Holdings Limited ("LaSalle Re Holdings") and Trenwick America Corporation ("Trenwick America," and collectively with LaSalle Re Holdings and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings will petition the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and will request that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process.

The majority of the assets and liabilities included in the consolidated balance sheet, are assets and liabilities of the regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

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

      The results of Trenwick's specialty insurance and reinsurance business is reported in the following three business segments:

      - Lloyd's operations, written principally through five corporate members of Lloyd's and managed by TMA;

      - North American runoff, which consists of treaty reinsurance formerly written through Trenwick America Re as well as the results of the Chubb underwriting facility, the runoff of United States specialty program insurance formerly written by The Insurance Corporation of New York ("INSCORP") and its subsidiary Dakota Specialty Insurance Company ("Dakota) and property catastrophe reinsurance written on a worldwide basis by LaSalle Re until it ceased underwriting effective April 1, 2002 effected through a 100% quota share reinsurance agreement; and

      - United Kingdom runoff, which consists of international specialty insurance and reinsurance written through Trenwick International, until it ceased underwriting substantially all new business effective November 29, 2002.

Effective April 1, 2002, Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re to Endurance. The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance has the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6.7 million in ceding commissions earned on the quota share with Endurance, as well as $3.9 million in amortization of acquisition costs on the related assumed business.

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

      o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $1.8 billion at June 30, 2003, Trenwick has a significant exposure to collectibility issues.

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

Reinsurance Recoverable Balances

Trenwick has purchased reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick estimates the amount of uncollectible receivables from its reinsurers each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick's reinsurers, and other relevant information. Estimates of uncollectible reinsurance amounts are reviewed quarterly, and changes are recorded in the period they become known. A significant change in the level of uncollectible reinsurance amounts would have a significant effect on Trenwick's results of operations and financial position.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick's results from operations were significant. As of June 30, 2003, Trenwick maintained a valuation allowance for the full amount of its net deferred tax asset. Trenwick's Bermuda operations are not subject to income tax.

Results of Operations - Three Months Ended June 30, 2003 and 2002

Trenwick's net loss available to common shareholders was $52.7 million in the three months ended June 30, 2003 compared to net income available to common shareholders of $3.8 million recorded in the same period in 2002. The 2003 results included adverse development on prior year reserves for unpaid claims and claims expenses combined with one-time charges incurred related to the cancellation of the Chubb underwriting facility as well as continued costs for legal and advisory fees.

Underwriting income (loss)

Trenwick produced an underwriting loss of $50.9 million in the second quarter of 2003 compared to an underwriting loss of $12.3 million in the second quarter of 2002. Details of underwriting income and loss are produced below:

                                                  2003           2002         Change
                                               ---------      ---------      --------
                                                            (in thousands)
Net premiums earned                            $ 214,913      $ 277,261      $(62,348)
                                               ---------      ---------      --------

Claims and claims expenses incurred              180,786        194,025       (13,239)
Acquisition costs and underwriting expenses       84,988         95,524       (10,536)
                                               ---------      ---------      --------
Total expenses                                   265,774        289,549       (23,775)
                                               ---------      ---------      --------
Net underwriting loss                          $ (50,861)     $ (12,288)     $(38,573)
                                               =========      =========      ========

Loss ratio                                          84.1%          70.0%         14.1%
Underwriting expense ratio                          39.5%          34.4%          5.1%
Combined ratio                                     123.6%         104.4%         19.2%

The underwriting loss of $50.9 million in the second quarter of 2003 represented a $38.6 million greater loss compared to the second quarter of 2002. The underwriting result in 2003 is a result of a decrease in earned premiums as a result of the runoff status of all of Trenwick's insurance and reinsurance operations other than its Lloyd's operations, combined with adverse development recorded on prior year reserves for unpaid claims and claims expenses.

The increase in the combined ratio in the second quarter of 2003 compared to the second quarter of 2002 resulted mainly from the decrease in earned premiums and adverse development noted above.

Premiums written

Gross premiums written for the three months ended June 30, 2003 were $175.2 million compared to $442.1 million for the three months ended June 30, 2002, a decrease of $267.0 million or 60.4%. Details of gross premiums written are provided below:

                                              2003         2002        Change
                                            --------     --------     ---------
                                                      (in thousands)
Lloyd's syndicates                          $109,681     $180,170     $ (70,489)
North American runoff                         60,150      218,296      (158,146)
United Kingdom runoff                          5,353       43,681       (38,328)
                                            --------     --------     ---------
Gross premiums written                      $175,184     $442,147     $(266,963)
                                            ========     ========     =========

The decrease of $70.5 million in Lloyd's syndicates gross written premiums for the second quarter of 2003 compared to $180.2 million in the second quarter of 2002 was due primarily to the significant decrease in premiums written on aviation business in 2003. This decrease is a result of the decrease in the number of airline passengers due to recent security concerns together with the impact of SARS and the Iraq war. In addition, Trenwick ceased underwriting aviation business during the quarter ended June 30, 2003 which resulted in return premiums.

North American runoff gross premium writings for the three months ended June 30, 2003 decreased by $158.1 million, or 72.4% from the three months ended June 30, 2002 as a result of the sale of LaSalle Re's in-force property catastrophe reinsurance business, effective April 1, 2002, combined with the effects of the current financial condition of Trenwick which prevented Trenwick America Re from writing any new business outside of that written through the Chubb underwriting facility as well as Trenwick's decision to cease underwriting specialty program insurance effective October 30, 2002.

The decrease of $38.3 million in United Kingdom runoff's gross premiums written in the second quarter of 2003 compared to the second quarter of 2002 was attributable to Trenwick's decision to discontinue writing substantially all new business through Trenwick International effective November 29, 2002.

Premiums earned

Net premiums earned for the three months ended June 30, 2003 were $214.9 million compared to $277.3 million for the same period in 2002. Details of premiums earned are provided below:

                                             2003          2002         Change
                                          ---------     ---------     ---------
                                                      (in thousands)
Gross premiums written                    $ 175,184     $ 442,147     $(266,963)
Change in gross unearned premiums           101,286       (22,960)      124,246
                                          ---------     ---------     ---------
Gross premiums earned                       276,470       419,187      (142,717)
                                          ---------     ---------     ---------

Gross premiums ceded                        (18,752)     (186,215)      167,463
Change in ceded unearned premiums           (42,805)       44,289       (87,094)
                                          ---------     ---------     ---------
Ceded premiums earned                       (61,557)     (141,926)       80,369
                                          ---------     ---------     ---------
Net premiums earned                       $ 214,913     $ 277,261     $ (62,348)
                                          =========     =========     =========

Gross premiums ceded for the three months ended June 30, 2003 were $18.8 million compared to $186.2 million for the same period in 2002. The decrease of $167.5 million in gross premiums ceded is the result of Trenwick placing all of its insurance and reinsurance operations other than its Lloyd's syndicates into voluntary runoff.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2003 were $180.8 million, a decrease of $13.2 million compared to claims and claims expenses of $194.0 million for the same period in 2002. The decrease in claims and claims expenses in 2003 is attributable to the runoff status of Trenwick's insurance and reinsurance operations other than at Lloyd's combined with $52.2 million of adverse development on prior year reserves for unpaid claims and claims expenses. Approximately 38.1 million of this adverse development related to Trenwick's North American runoff segment, and related primarily to higher than expected reported losses on its directors and officers and excess general liability lines of business as well as an unexpected arbitration settlement related to a pool in which Trenwick participated in 1995. Trenwick's United Kingdom runoff segment's liability business contributed $6.1 million to the adverse development, and its Lloyd's operations professional indemnity and financial institutions lines of business contributed $8.0 million.

Underwriting expenses

                                            2003          2002         Change
                                          -------       -------       --------
                                                     (in thousands)
Policy acquisition costs                  $63,863       $74,843       $(10,980)
Underwriting expenses                      21,125        20,681            444
                                          -------       -------       --------
Total underwriting expenses               $84,988       $95,524       $(10,536)
                                          =======       =======       ========

Underwriting expense ratio                   39.5%         34.4%           5.1%
                                          =======       =======       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the second quarter of 2003 decreased by $10.5 million compared to underwriting expenses for the second quarter of 2002. The decrease was attributable to the decrease in premium volume as previously discussed offset in part by increased legal and advisory fees incurred in 2003 related to the ongoing efforts of senior management of Trenwick's Lloyd's operations to seek alternate sources of capital to replace Trenwick's ownership of its Lloyd's operations and the current underwriting capacity provided by Trenwick. In addition, Trenwick's Lloyd's operations increased staffing levels in 2003 over 2002, which contributed additional expenses. Finally, severance costs of approximately $1.5 million were incurred during the second quarter of 2003 in connection with Trenwick's decision to cease underwriting through Trenwick America Re and the cancellation of the Chubb facility. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 39.5% for the three months ended June 30, 2003 compared to 34.4% for the same period in 2002. The increase in the underwriting expense ratio occurred principally because of the decrease in premiums previously discussed.

Underwriting expenses for the three months ended June 30, 2003 as a percentage of earned premium was 9.8%, an increase of 2.4% from 7.4% for the same period in 2002. The increase in the underwriting expense ratio resulted principally from the decrease in earned premiums and additional costs incurred for legal and advisory fees and severance costs, combined with the decrease in aviation premiums in 2003, which generally carry a significantly lower rate than that of personal lines business.

Net Investment Income

                                        2003             2002          Change
                                    -----------      -----------      --------
                                                    (in thousands)
Average invested assets             $ 2,256,068      $ 2,329,867      $(73,799)
Average annualized yields                  3.52%            5.39%        (1.87)%

Investment income - portfolio       $    20,297      $    31,388      $(11,091)
Investment income - non-portfolio           735               57           678
Investment expenses                      (2,583)          (3,560)          977
                                    -----------      -----------      --------
Net investment income               $    18,449      $    27,885      $ (9,436)
                                    ===========      ===========      ========

Net investment income for the three months ended June 30, 2003 was $18.4 million compared to $27.9 million for the same period in 2002. The decrease in net investment income in the second quarter of 2003 was due to the overall decline in market yields during the quarter combined with a decrease in average invested assets. Investment expenses for the second quarters of both 2003 and 2002 includes interest expense on funds withheld of $1.8 million and $2.4 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains (Losses)

Net realized losses on investments were $0.6 million during the three months ended June 30, 2003, compared to net realized gains of $4.0 million for the three months ended June 30, 2002. The 2003 losses were primarily the result of a write-down of an investment that was determined to be permanently impaired, while the 2002 gains were a result of the sale of investments made in order to repay Trenwick's term loan facility during the second quarter of 2002.

Other income (expense)

Trenwick recorded other expenses of $10.0 million for the quarter ended June 30, 2003 as compared to other income of $3.0 million for the same period in 2002. Other expenses for the 2003 quarter consists mainly of $10.0 million in fronting fees incurred related to the Chubb underwriting facility. As a result of the cancellation of the agreement on June 18, 2003, the remainder of the unpaid minimum fronting fees of $3.8 million was accrued as of June 30, 2003. Additionally, the remaining deferred fronting fee ($6.2 million at March 31, 2003) was fully amortized, as Trenwick will no longer benefit from future underwriting under the contract. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, business underwritten through the facility prior to the cancellation date.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2003 were $3.5 million, a decrease of $1.2 million as compared to $4.7 million incurred during the same period in 2002. The decrease in 2003 is primarily the result of the runoff status of Trenwick's insurance and reinsurance business other than its Lloyd's operations which have led to decreasing costs offset in part by legal and advisory fees incurred as a result of Trenwick's financial condition.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $9.0 million for the second quarter of 2003, a decrease of $1.9 million from the same period in 2002. The decrease resulted from the inclusion of $2.4 million of interest on Trenwick's term loan facility in the 2002 quarter, which was paid in full during June 2002, offset in part by increased Letter of Credit fees, which were $1.5 million higher in the second quarter of 2003 than during the same period in 2002.

Foreign Currency Gains (Losses)

Trenwick recorded foreign currency gains of $5.0 million for the three months ended June 30, 2003, compared to foreign currency losses of $1.8 million for the three months ended June 30, 2002. The 2003 gains were a result of the strengthening of the Euro against the British pound during the period.

Loss on sale of LaSalle Re's in-force Reinsurance Business

The loss on the sale of LaSalle Re's in-force reinsurance business recorded during the second quarter of 2002 represents the net of the non-recurring revenue and expense items incurred as a result of the sale of LaSalle Re's in-force reinsurance business as of April 1, 2002.

Results of Operations - Six Months Ended June 30, 2003 and 2002

Trenwick's net loss available to common shareholders of $53.3 million in the six months ended June 30, 2003 represented a $2.6 million greater loss than the net loss available to common shareholders of $50.8 million recorded in the same period in 2002. The loss for the six months ended June 30, 2003 included one-time charges related to the cancellation of the Chubb underwriting agreement, legal and advisory fees related to Trenwick's current financial condition, as well as adverse development on prior year reserves for unpaid claims and claims expenses. The 2002 results included underwriting losses incurred related to the September 11th terrorist attacks.

Underwriting income (loss)

Trenwick produced an underwriting loss of $54.3 million in the first half of 2003 compared to an underwriting loss of $49.9 million in the first half of 2002. Details of underwriting income and loss follow:

                                                  2003           2002          Change
                                               ---------      ---------      ---------
                                                            (in thousands)
Net premiums earned                            $ 436,418      $ 543,285      $(106,867)
                                               ---------      ---------      ---------

Claims and claims expenses incurred              319,269        401,602        (82,333)
Acquisition costs and underwriting expenses      171,411        191,603        (20,192)
                                               ---------      ---------      ---------
Total expenses                                   490,680        593,205       (102,525)
                                               ---------      ---------      ---------
Net underwriting loss                          $ (54,262)     $ (49,920)     $  (4,342)
                                               =========      =========      =========

Loss ratio                                          73.2%          73.9%          (0.7)%
Underwriting expense ratio                          39.3%          35.3%           4.0%
Combined ratio                                     112.5%         109.2%           3.3%

The underwriting loss of $54.3 million in the first half of 2003 represented a $4.3 million greater loss compared to the first half of 2002. The greater loss is primarily due adverse development on reserves for unpaid claims and claims expenses. This was offset in part by underwriting losses recorded during the first half of 2002 related to the September 11th terrorist attacks.

The increase in the combined ratio in the first half of 2003 compared to the first half of 2002 resulted mainly from a decrease in business written that carries lower commission costs combined with the decrease in earned premiums as a result of the runoff status of all of Trenwick's insurance and reinsurance business other than through its Lloyd's syndicates.

Premiums written

Gross premiums written for the six months ended June 30, 2003 were $433.0 million compared to $907.7 million for the six months ended June 30, 2002, a decrease of $474.7 million or 52.3%. Details of gross premiums written are provided below:

                                          2003           2002           Change
                                        --------       --------       ---------
                                                    (in thousands)
Lloyd's syndicates                      $270,296       $307,610       $ (37,314)
North American runoff                    148,776        503,347        (354,571)
United Kingdom runoff                     13,904         96,760         (82,856)
                                        --------       --------       ---------
Gross premiums written                  $432,976       $907,717       $(474,741)
                                        ========       ========       =========

The decrease of $37.3 million in Lloyd's syndicates gross written premiums for the first half of 2003 compared to the first half of 2002 was due primarily to a significant decrease in premiums from the aviation line of business. This decrease is a result of the reduced number of airline passengers due to recent security concerns together with the impact of SARS and the Iraq war as well as Trenwick's decision to cease underwriting aviation business during the second quarter of 2003 which resulted in return premiums. This decrease was offset in part by the addition of treaty reinsurance and other casualty lines of business formerly underwritten by Trenwick International which are now written through Trenwick's Lloyd's syndicates.

North American runoff gross premium writings for the first six months of 2003 decreased by $354.6 million, or 70.4% from the first half of 2002 as a result of the sale of LaSalle Re's in-force property catastrophe reinsurance business, effective April 1, 2002, as well as the runoff status of Trenwick's United States insurance and reinsurance business.

The decrease of $82.9 million in United Kingdom runoff's gross premiums written in the first half of 2003 compared to the first half of 2002 was attributable to Trenwick's decision to discontinue writing substantially all new business through Trenwick International effective November 29, 2002.

Premiums earned

Net premiums earned for the six months ended June 30, 2003 were $436.4 million compared to $543.3 million for the same period in 2002. Details of premiums earned are provided below:

                                             2003          2002         Change
                                          ---------     ---------     ---------
                                                      (in thousands)
Gross premiums written                    $ 432,976     $ 907,717     $(474,741)
Change in gross unearned premiums           179,236       (95,102)      274,338
                                          ---------     ---------     ---------
Gross premiums earned                       612,212       812,615      (200,403)
                                          ---------     ---------     ---------

Gross premiums ceded                        (84,201)     (334,636)      250,435
Change in ceded unearned premiums           (91,593)       65,306      (156,899)
                                          ---------     ---------     ---------
Ceded premiums earned                      (175,794)     (269,330)       93,536
                                          ---------     ---------     ---------
Net premiums earned                       $ 436,418     $ 543,285     $(106,867)
                                          =========     =========     =========

Gross premiums ceded for the six months ended June 30, 2003 were $84.2 million compared to $334.6 million for the same period in 2002. The decrease in gross premiums ceded of $250.4 million was a result of the placement of all of Trenwick's insurance and reinsurance operations other than its Lloyd's syndicates into voluntary runoff as previously discussed.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2003 were $319.3 million, a decrease of $82.3 million compared to claims and claims expenses of $401.6 million for the same period in 2002. The decrease in claims and claims expenses in 2003 is attributable to Trenwick's decision to cease underwriting through all of its insurance and reinsurance subsidiaries other than its Lloyd's syndicates combined with the inclusion of $23.0 million of claims and claims expenses in the first half of 2002 related to the September 11th terrorist attacks. These decreases were offset in part by $74.4 million of adverse development on prior year reserves for unpaid claims and claims expenses. Approximately $51.7 million of this adverse development related to Trenwick's North American runoff segment and related primarily to higher than expected reported losses on its directors and officers and excess general liability lines of business as well as an unexpected arbitration settlement related to a pool in which Trenwick participated in 1995. Trenwick's United Kingdom runoff segment contributed $8.3 million to the adverse development, which stemmed from its liability business. Trenwick's Lloyd's operations contributed the remaining $14.4 million of adverse development, which relates to its professional indemnity and financial institutions business.

Underwriting expenses

                                          2003           2002          Change
                                        --------       --------       --------
                                                    (in thousands)
Policy acquisition costs                $126,292       $147,915       $(21,623)
Underwriting expenses                     45,119         43,688          1,431
                                        --------       --------       --------
Total underwriting expenses             $171,411       $191,603       $(20,192)
                                        ========       ========       ========

Underwriting expense ratio                  39.3%          35.3%           4.0%
                                        ========       ========       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first six months of 2003 decreased by $20.2 million compared to underwriting expenses for the first six months of 2002. The decrease was attributable to the decrease in premium volume as previously discussed offset in part by an increase in underwriting expenses. The increase in underwriting expenses for 2003 over 2002 is mainly the result of increased legal and advisory fees incurred in 2003 related to the ongoing efforts of senior management of Trenwick's Lloyd's operations to seek alternate sources of capital to replace Trenwick's ownership of its Lloyd's operations and the current underwriting capacity provided by Trenwick. In addition, Trenwick's Lloyd's operations increased staffing levels in 2003 over 2002, which contributed additional expenses. Finally, severance costs of approximately $1.5 million were incurred during the second quarter of 2003 in connection with Trenwick's decision to cease underwriting through Trenwick America Re. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, was 39.3% for the six months ended June 30, 2003 compared to 35.3% for the same period in 2002. The increase in the underwriting expense ratio occurred principally because of increased underwriting expenses and decreased earned premiums, both as described above. This increase in the ratio was further driven by the decrease in aviation premiums in 2003, which generally carry a significantly lower commission rate than that of personal lines of business.

Net Investment Income

                                          2003            2002         Change
                                      -----------     -----------     --------
                                                     (in thousands)
Average invested assets               $ 2,281,758     $ 2,274,242     $  7,516
Average annualized yields                    3.77%           5.70%       (1.93)%

Investment income - portfolio         $    43,039     $    64,827     $(21,788)
Investment income - non-portfolio           1,125            (114)       1,239
Investment expenses                        (6,077)         (7,573)       1,496
                                      -----------     -----------     --------
Net investment income                 $    38,087     $    57,140     $(19,053)
                                      ===========     ===========     ========

Net investment income for the six months ended June 30, 2003 was $38.1 million compared to $57.1 million for the same period in 2002. The decrease in net investment income in the first half of 2003 was due to an overall decline in market yields combined with a decrease in average invested assets. Investment expenses for the first six months of both 2003 and 2002 included interest expense on funds withheld of $4.2 million and $5.3 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains (Losses)

Net realized losses on investments were $0.2 million during the six months ended June 30, 2003, compared to net realized gains of $5.4 million for the six months ended June 30, 2002. The 2003 losses are primarily the result of a write-down of an investment that was determined to be permanently impaired, while the 2002 gains are a result of the sale of investments made in order to repay Trenwick's term loan facility during the second quarter of 2002.

Other income (expense)

Trenwick recorded other expenses of $12.0 million for the six months ended June 30, 2003 as compared to other income of $5.6 million for the same period in 2002. The 2003 amount consists primarily of $13.0 million of fronting fees incurred related to Trenwick's underwriting facility with Chubb Re which was cancelled in June of 2003. As a result of the cancellation of the agreement on June 18, 2003, the remainder of the unpaid minimum fronting fee of $3.8 million was accrued as of June 30, 2003. Additionally, the remaining deferred fronting fee ($8.0 million at December 31, 2002) was fully amortized, as Trenwick will no longer benefit from future underwriting under the contract. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, business underwritten through the facility prior to the cancellation date.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2003 were $7.3 million, a decrease of $0.7 million as compared to $8.0 million incurred during the same period in 2002. The decrease in 2003 is primarily the result of the runoff status of Trenwick's insurance and reinsurance business other than that written through its Lloyd's syndicates, offset in part by the inclusion of $2.0 million of legal and advisory fees related to Trenwick's ongoing efforts to restructure its outstanding indebtedness and preferred equity.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $20.8 million for the first six months of 2003, consistent with the expense from the same period in 2002. The 2003 expense was $4.6 million less than that for 2002 as a result of the absence of interest expense on Trenwick's term loan facility, which was repaid during the second quarter of 2002. This decrease was offset by an increase in letter of credit fees which were $6.2 million higher in the first half of 2003 than during the same period in 2002.

Foreign Currency (Gains) Losses

Trenwick recorded foreign currency gains of $4.5 million for the six months ended June 30, 2003, compared to $1.2 million of losses for the six months ended June 30, 2002, primarily due to the strengthening of the Euro relative to the British pound during the 2003 period.

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

As of both June 30, 2003 and December 31, 2002, Trenwick's consolidated investments and cash totaled $2.3 billion. The fair value of Trenwick's debt securities exceeded amortized cost by $33.1 million at June 30, 2003 and by $12.6 million at December 31, 2002.

As of June 30, 2003, Trenwick's consolidated common shareholders' equity totaled $48.0 million, or $1.30 per common share, compared to $77.5 million, or $2.11 per common share at December 31, 2002. During the six months ended June 30, 2003, the unrealized appreciation of debt and equity securities increased by $19.4 million net of tax or $0.53 per share.

Cash used in Trenwick's operating activities for the six months ended June 30, 2003 was $109.4 million compared to cash provided by Trenwick's operating activities of $57.9 million in the comparable period of 2002. The increase in cash used in operations was due primarily to a significant decrease in premiums collected in 2003 from 2002, a result of the runoff status of all of Trenwick's insurance and reinsurance operations other than through its Lloyd's syndicates. This decrease is in addition to a decrease in net investment income received, a result of lower yields and a decrease in Trenwick's average invested assets.

Net cash used in financing activities during the six months ended June 30, 2002 included $2.9 million of dividends paid to common shareholders. Additionally, net cash used in financing activities in 2002 included $195.2 million related to the repayment of Trenwick's term loan facility.

Trenwick paid a dividend of $0.04 per common share in both the first and second quarters of 2002 and LaSalle Re Holdings Limited paid a quarterly dividend of $.55 per share on the Series A preferred shares of LaSalle Re Holdings Limited in each of the quarters ended March 31 and June 30, 2002. In concert with other actions being taken in the fourth quarter of 2002, on November 7, 2002, Trenwick's Board of Directors announced that it had elected to suspend, with immediate effect and for an indefinite period, dividends payable on Trenwick's common and preferred shares. In December 2002, Trenwick's credit facility was amended to prohibit the payment of dividends. On November 29, 2002, Trenwick also ceased payment of dividends on the capital securities of Trenwick America and on the preferred stock of LaSalle Re Holdings.

Trenwick's total debt to capital ratio (indebtedness divided by the sum of indebtedness, minority interest, convertible preferred stock and shareholders' equity) increased to 24.9% at June 30, 2003 from 22.7% on December 31, 2002, mainly as a result of the decrease in common shareholders' equity.

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

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first and second quarters of 2003 waive certain other defaults, add covenants further restricting the operation of business, prohibit Trenwick and its respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick and its respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick was required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. As it was unable to do so, Trenwick's insurance company subsidiaries are now prohibited from underwriting any insurance or reinsurance without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments.

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

Trenwick America did not pay principal and interest on its Senior Notes due on August 1, 2003, which also created an event of default with respect to the letter of credit facility and under certain other indebtedness of Trenwick. Therefore, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. As announced on August 7, 2003, Trenwick has entered into an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders of its Senior Notes, (ii) the steering committee of the Banks, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team").

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and
(iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or of its wholly-owned Bermuda subsidiary, LaSalle Re Holdings Ltd, will receive any return on their investment in the near term if at all.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, Trenwick and its affiliates, LaSalle Re Holdings and Trenwick America (collectively with LaSalle Re Holdings and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings will petition the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and will request that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process.

The majority of the assets of, and claims against, the Trenwick subsidiaries lie at the regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

In addition to the foregoing, at any time, one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

The accompanying financial statements have been prepared assuming Trenwick will continue as a going concern. As discussed above, Trenwick was unable to repay certain senior notes by April 1, 2003 and collateralize, with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003 and is therefore in default with respect to the senior notes and certain other indebtedness. Additionally, certain insurance subsidiaries of Trenwick do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In connection with the Trenwick/LaSalle business combination, Trenwick America assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% senior notes (the "Senior Notes"), which were initially due on April 1, 2003 and pursuant to an amendment were extended to August 1, 2003. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Interest on the Senior Notes is payable semi-annually at a rate of 6.7%. In connection with the amendment that extended the maturity date of the Senior

Notes from April 1, 2003 to August 1, 2003, interest payable through April 1, 2003, in the aggregate amount of $2.5 million, was paid. Trenwick was unable to make payment of principal and interest on the Senior Notes on August 1, 2003 and is therefore currently in default under the terms of the Senior Notes. As discussed, Trenwick has entered into an agreement in principle to restructure the Senior Notes in addition to its other outstanding indebtedness.

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

Upon consummation of the acquisition of Chartwell Re Corporation ("Chartwell") in 1999, Trenwick Group Inc. became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0 up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of unpaid claims and claims expenses related to business written by Trenwick America's subsidiary, INSCORP, prior to 1996. The contingent interest notes mature on June 30, 2006. Trenwick America's failure to pay principal and interest on the Senior Notes constituted an event of default with respect to the contingent interest notes which would enable the trustee or the required amount of contingent interest noteholders to accelerate the maturity of the contingent interest notes.

During the year ended December 31, 2002 and prior, Trenwick recorded significant adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at June 30, 2003 is equal to the minimum principal value of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At June 30, 2003, Trenwick was in compliance with these covenants.

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

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "special conversion events" or the failure of Trenwick to maintain certain levels of capital. On February 20, 2003, Trenwick delivered a notice to European Re that Trenwick's GAAP Net Worth (as defined in the Certificate of Designation, Preferences and Rights (the "Certificate of Designation") of the Series B Shares) had fallen below $225 million. Trenwick's GAAP Net Worth did not equal or exceed $225 million during the period from February 20, 2003 through April 21, 2003 (which is 60 days after the date of notice). As a result, a Net Worth Conversion Event (as defined in the Certificate of Designation) occurred on April 21, 2003, and the Series B Shares are now convertible at the option of European Re into Trenwick common shares upon no less than 60 trading days advance notice to Trenwick. European Re has not delivered to Trenwick such a notice of conversion. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately
12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately
48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, subject to compliance with applicable insurance law and regulation.

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

                           FUTURE BUSINESS OPERATIONS

The future operations of Trenwick and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick has placed into runoff several of its operations, from which a significant portion of its revenue in 2002 and prior years were derived. As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Trenwick, Trenwick America and LaSalle Re Holdings on August 20, 2003 filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware and Trenwick and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." Trenwick, Trenwick America and LaSalle Re Holdings will be operating under the supervision of the Bankruptcy Court (and, in the case of Trenwick and LaSalle Re Holdings, also under the Supreme Court of Bermuda), and, as a result, certain of their expenditures will be subject to the approval of such court or courts, as the case may be.

The result of the foregoing is that the future operations of Trenwick are likely to consist substantially of the sale, or management in runoff, of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs, impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan and retention of advisors who specialize in various aspects of runoff operation. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of

Trenwick's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

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

We are in default under our senior credit facility and our subsidiary Trenwick America has defaulted on its Senior Notes. We have filed for protection under chapter 11 of the United States Bankruptcy Code and are in the process of filing "winding up" proceedings in the Supreme Court of Bermuda.

We currently have outstanding $182.5 million of letters of credit issued by the banks under our credit facility. We are obligated to reimburse the banks for any amounts drawn on these letters of credit, and for related fees and expenses. No amounts have been drawn on the letters of credit to date. However, Trenwick America was unable to make payment of principal and interest due on its Senior Notes on August 1, 2003 and is therefore currently in default under the terms of the Senior Notes. This default constituted an event of default under our letter of credit facility and we are required under that facility to collateralize, with cash or cash equivalents, 60% of the letters of credit. We are unable to provide such security.

On August 20, 2003, we and our affiliates LaSalle Re Holdings and Trenwick America Corporation filed for protection under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On that same date, we and LaSalle Re Holdings were in the process of filing proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." We and LaSalle Re Holdings will petition the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for us and LaSalle Re Holdings and will request that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and our restructuring efforts in accordance with the Bankruptcy Code. It is our intention to implement the restructuring agreed to among us, Trenwick America, LaSalle Re Holdings and our and their creditor constituencies as discussed above through the bankruptcy process.

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

In light of the significant developments and other factors referred to in this Report, which have materially and adversely impacted Trenwick, its operations and its future prospects, it is unlikely that the common shares of Trenwick will realize significant value in the near term, if at all. As a result, it is possible that a market will not continue in the common shares of Trenwick, in which case the liquidity of the securities may be severely limited.

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

We do not have adequate capital to continue to support our Lloyd's operations and if our proposed restructuring is not completed in the near future it is likely that our Lloyd's operations will be placed into runoff.

We do not currently have sufficient capital to provide continued financial support to permit us to continue to operate Syndicates 839 and 44 at Lloyd's. Trenwick has entered into a letter of intent with respect to an agreement in principle which includes the sale of substantially all of its Lloyd's operations to a company controlled by the current members of management of Trenwick's Lloyd's operations and with capital provided by the Management Team, third-party investors and the Banks. In the event that we are unable to complete the proposed restructuring or raise substitute capital or to transfer our ownership to an entity with adequate financial strength to support the continued operations, it is likely that Lloyd's will withdraw the authority of these syndicates to continue to write business and we will place these syndicates in runoff. There can be no assurance that there will be any proceeds derived from Trenwick's Lloyd's operations in the event that they are placed in runoff.

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

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of June 30, 2003, our reinsurance recoverable balance was approximately $1.8 billion. Our subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the insurers of their liability to the insureds. In addition, reinsurers may be unwilling to pay our insurance company subsidiaries even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our subsidiaries' cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of any of our insurance company subsidiaries, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information concerning market risk as stated in Trenwick's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) The Acting Chief Executive Officer and Chief Financial Officer of Trenwick have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that Trenwick's disclosure controls and procedures are effective as of the end of such period.

(b) There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Trenwick's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

      Trenwick America, a wholly owned subsidiary of Trenwick, did not pay principal and interest on its 6.70% senior notes, due on August 1, 2003, which also created an event of default with respect to Trenwick's letter of credit facility and under certain other indebtedness of Trenwick.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On May 5, 2003, Clement S. Dwyer, Jr. resigned as a member of Trenwick's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      10.1 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.2 Eighth Amendment to the Holdings Guaranty, dated as of March 24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.3 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.4 Ninth Amendment to the Holdings Guaranty, dated as of March 28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.5 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National

            Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit
            99.5 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.6 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-16089)

      10.7 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement.

      10.8 Amendment No. 1 to the Rights Agreement, dated as of April 18, 2003, by and between Trenwick Group Ltd. and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York). Incorporated by Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 22, 2003. (File no. 1-16089)

      10.9 Agreement between the New York Insurance Department and The Insurance Corporation of New York dated May 5, 2003. Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, filed on May 14, 2003. (File no. 1-16089)

      10.10 Sixth Waiver to the Credit Agreement, dated as of July 16, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File no. 1-16089)

      10.11 Third Consent to the Holdings Guaranty, dated as of July 16, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by Reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File no. 1-16089)

      10.12 Letter of Intent, dated as of August 6, 2003, by and among Trenwick and its subsidiaries, LaSalle Re Limited, Trenwick America and Trenwick Managing Agents Limited, the majority of the beneficial holders of the 6.70% Senior Notes of Trenwick America, the steering committee of the lending institutions that have issued letters of credit under a senior secured credit facility on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations and a group composed of current members of management of Trenwicks Lloyd's operations. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on August 18, 2003. (File no. 1-16089)

      31.1  Certification of Acting CEO Per Section 302 of the Sarbanes - Oxley
            Act

      31.2  Certification of CFO Per Section 302 of the Sarbanes- Oxley Act

      32.1  Certification of Acting CEO Per Section 906 of the Sarbanes- Oxley
            Act

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      32.2  Certification of Acting CFO Per Section 906 of the Sarbanes-Oxley
            Act

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      (b) Reports on Form 8-K

      Trenwick filed Current Reports on Form 8-K on the following dates during the second quarter of 2003:

      April 10, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, and a waiver agreement under Trenwick's credit agreement to provide for, among other things, waivers of potential covenant defaults and extension of a number of deadlines imposed under the credit agreement and related guaranty. (b) Trenwick's delivery of notice to the holder of Trenwick's Series B Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

      April 22, 2003, reporting an amendment to the Rights Agreement with Equiserve Trust Company.

      July 18, 2003, reporting a Sixth Waiver and Third Consent to Trenwick's credit agreement.

      August 18, 2003, reporting that Trenwick, Trenwick America, LaSalle Re Holdings Limited and Trenwick Managing Agents Limited had entered into a letter of intent, dated August 6, 2003, with respect to an agreement in principle on a long-term restructuring of Trenwick's debt obligations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRENWICK GROUP LTD.


Date: August 20, 2003                   By:    /s/  W. Marston Becker
                                        ----------------------------------------
                                        Name:  W. Marston Becker
                                        Title: Acting Chairman and
                                               Acting Chief Executive Officer


Date: August 20, 2003                   By:    /s/ Alan L. Hunte
                                        ----------------------------------------
                                        Name:  Alan L. Hunte
                                        Title: Executive Vice President and
                                               Chief Financial Officer